Form 10-K
period 2020-12-31
Lucira Health, Inc.
filed 2021-03-31
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39976

Lucira Health, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2491037
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1412 62nd Street Emeryville, California 94608
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (510) 350-8071

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LHDX	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO  ☒

The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant’s common equity as of such date.

The number of shares of registrant’s common stock, par value $0.001 per share outstanding as of March 1, 2021 was 38,534,923.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	the extent and duration of the COVID-19 pandemic and our expectations regarding customer and user demand for our COVID-19 test kit;
•	our expected future growth;
•	our ability to obtain and maintain regulatory approval for our test kits, including our existing Emergency Use Authorization, or EUA, for our COVID-19 test kits;
•	the size and growth potential of the markets for our test kits, including the COVID-19 diagnostic testing market, and our ability to serve those markets;
•	our ability to accurately forecast demand for our test kits;
•	the rate and degree of physician and market acceptance of our test kits;
•	the expected future growth of our sales and marketing organization;
•	coverage and reimbursement for our test kits;
•	the performance of, and our reliance on, third parties in connection with the commercialization of our test kits, including Jabil Inc., or Jabil, and our single-source suppliers;
•	our ability to accurately forecast, and Jabil’s ability to manufacture, appropriate quantities of our COVID-19 test kit to meet commercial demand;
•	regulatory developments in the United States and foreign countries;
•	our research and development for our influenza test kit and any future test kits;
•	the development, regulatory approval, and commercialization of competing products;
•	our ability to retain and hire senior management and key personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our financial performance and capital requirements; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our test kits, as well as our ability to operate our business without infringing the intellectual property rights of others.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. These risks include, but are not limited to, the following:

•	We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.
•

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a new and rapidly developing market could make it difficult to succeed and achieve our goals and could harm our future business prospects.

•

We recently received an EUA from the Food and Drug Administration, or FDA, for our COVID-19 test kit. If the FDA revokes or terminates our EUA application after issuance, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

•

Our existing EUA for our COVID-19 test kit is for an indication for POC and prescription at-home use. We also intend to seek FDA authorization for OTC use of our COVID-19 test kit in a future submission. The pathway to obtain such authorization remains uncertain. We may not be able to timely obtain OTC authorization, if at all, which would adversely impact our ability to market our COVID-19 test kit in the United States.

•

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, which will initially be dependent upon physicians, healthcare providers, businesses and consumers adopting our test kit, which will be informed, in part, by the convenience and accuracy of our COVID-19 test kit. The accuracy of our COVID-19 test kit could be impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time. Our COVID-19 test kit may not be successful in detecting future variant strains, which could significantly impact the accuracy and usefulness of our test kit and materially harm our business and prospects.

•

The production and widely administered use of an efficacious vaccine or other treatment for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not develop or substantially grow.

•

We are allocating substantially all of our resources to the development, manufacturing and commercialization of our COVID-19 test kit for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

•

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not attain or maintain market acceptance or be successfully commercialized in the United States, which could negatively impact our business.

•

We are an early-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the development and launch of our COVID-19 test kit and any future test kits, our financial results could be adversely affected.

•	We rely substantially on Jabil, for the manufacturing, quality-testing, assembly and shipping of our COVID-19 test kit. Any termination or loss of significant rights under the Manufacturing Services

Agreement, dated September 10, 2020, or the Jabil MSA, with Jabil would harm our commercialization of our COVID-19 test kit. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kit or fail to do so at acceptable quality levels or prices.

•

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive, and many of our competitors are larger, better established and have greater technical and marketing capabilities and financial and other resources than we have. In addition, we expect competition with respect to testing solutions for COVID-19 to continue to increase and our success will depend on widespread market acceptance of our COVID-19 test kit.

•

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in an influenza test kit or in a combination COVID-19 and influenza test kit, and may not be sufficient to support FDA approval.

•

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

•	We may be unable to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for our test kits.
•	We have a history of recurring losses and we expect to continue to incur losses for the foreseeable future. If we do achieve profitability, we may not be able to sustain it.
•	We depend on intellectual property licensed from Eiken Chemical Co., Ltd., or Eiken, and the termination of our license could result in the loss of significant rights, which would harm our business.
•	Intellectual property rights do not necessarily address all potential threats, and limitations in intellectual property rights could harm our business, financial condition and results of operations.
•	Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

v

PART I

Item 1. Business.

Overview

We are a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. We have developed a testing platform that produces centralized-laboratory-accurate molecular testing in a single-use and consumer-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. We designed our test kits to provide accurate, reliable and on-the-spot molecular test results anywhere and at any time. We believe the novel coronavirus, or COVID-19, pandemic has shown the infectious disease testing infrastructure in the United States was not designed to accommodate the immediate demands of infectious disease control on a mass-population scale. The testing options today are too expensive, inaccurate, or are inaccessible due to slow time to results or complexity. Mass-population infectious disease testing requires a testing platform that can provide accurate and clinically relevant results on-the-spot, be affordably mass produced, portable and easy-to-use anywhere. Our LUCIRA COVID-19 All-In-One Test Kit used in the point-of-care, or POC, and prescription at-home settings and pending OTC EUA authorization, if received, for the LUCIRA CHECK IT COVID-19 Test Kit used in the over-the-counter, or OTC, setting, utilize identical components and are referred to as test kit or COVID-19 test kit.  Our test kit is designed to provide a clinically relevant COVID-19 result within 30 minutes from sample collection. We believe, at scale, it will be an affordable, mass-population testing solution. Our initial focus is within respiratory diseases, starting with COVID-19 and influenza A and B virus indications.

Our first clinical trial was conducted among symptomatic individuals and demonstrated the molecular accuracy of our COVID-19 test kit as comparable to the known high sensitivity Hologic Panther Fusion SARS-CoV-2 assay, or Hologic Panther Fusion, was initiated in September 2020 and supported our first Emergency Use Authorization, or EUA. The Hologic Panther Fusion is a high sensitivity molecular assay due to its low Limit of Detection, or LoD as labeled in its U.S. Food and Drug Administration, or FDA, EUA. In this clinical trial, we collected samples from 101 subjects, tested the samples head-to-head against the Hologic Panther Fusion and achieved 94.1% positive percent agreement (96.0% with discrepant testing) and 98.0% negative percent agreement. Our strong clinical performance was enabled by our LoD of 900 copies per mL of viral transfer media equivalent, or cps / mL VTM equivalent, which allows our COVID-19 test kit to detect viral genetic material in orders of magnitude better than antigen tests. In addition, our COVID-19 test kit is easy-to-use. Specifically, 100% of patients successfully performed self-testing at home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 users at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back. On November 17, 2020, we received an EUA, from the FDA for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC, with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. Our test kit was the first FDA-authorized, under an EUA, COVID-19 test that allows patients to test themselves and receive results at home.  Our prescription at-home use indication does not require healthcare provider telehealth or video observation.

In December 2020, we initiated a follow-on clinical trial among asymptomatic individuals to support both a new EUA submission for OTC non-prescription use, as well as an EUA amendment to our initial EUA to expand the indicated population to include asymptomatic individuals.  We refer to our clinical trial among symptomatic individuals and our follow-up clinical trial among asymptomatic individuals as our Community Testing Studies.  The asymptomatic study enrolled a total of 303 individuals, including 81 asymptomatic positives, and again utilized the Hologic Panther Fusion as the comparator. Results of the follow-on asymptomatic study showed no statistical difference in our test performance compared to the first study among symptomatic individuals. Hence, simply increasing the sample and confidence in our molecular accuracy as compared to the known high sensitivity Hologic Panther Fusion assay.  Our accuracy across both Community Testing Studies as compared to the Hologic Panther Fusion was 96% across all 404 samples. Our sensitivity, or positive percent agreement (PPA), was 92% across all 132 positive samples.  Excluding samples with very low levels of virus that possibly were no longer infectious, our sensitivity, or PPA was 97%. Our specificity, or negative percent agreement (NPA) across both studies was 98%.

We submitted EUA applications to the FDA for the expansion of our current EUA to include asymptomatic individuals and OTC use in February 2021.  Both of these submissions are pending authorization as of the date of this filing.  If we receive these additional EUAs, our indicated population will expand to include individuals with and without symptoms, as well as in the prescription at-home and OTC non-prescription indication to include children aged two to 13 with adult collected samples. If we receive an additional EUA for OTC, our COVID-19 test kit product will be one of the first single-use molecular tests that provides polymerase chain reaction, or PCR, quality molecular accuracy pending FDA authorization. Further, pending EUA authorization, to facilitate public health reporting for OTC users, we have developed a text based secure web portal to provide verified test results back to a user’s phone, as well as transmit results to relevant public health authorities.  We believe our portal is easy to use and it can be accessed without downloading an app.

We plan to develop a combination COVID-19 and influenza A and B viruses test kit for prescription at-home use and later a separate influenza A and B viruses test kit, or our influenza test kit, for OTC use.

Infectious diseases are caused by pathogenic microorganisms, like viruses and bacteria, that enter the body. These diseases can spread from either person-to-person through direct or indirect contact, such as airborne particles from coughing or sneezing, or through a vector such as an animal or insect. Outbreaks of highly contagious infectious diseases, that spread from person-to-person, require immediate, mass-population testing in order to mitigate the spread of the disease. COVID-19 is an infectious disease caused by SARS-CoV-2 that was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing global pandemic. As of March 20, 2021, more than 122 million cases have been reported worldwide with more than 2.7 million deaths. The world economy has been significantly impacted and the World Bank noted that the COVID-19 pandemic is expected to plunge most countries into recession in 2021 with per capita income contracting in the largest fraction of countries globally since 1870 with advanced economies projected to shrink approximately 7%. COVID-19 diagnostic testing volume in the United States grew rapidly to approximately 250 million tests in 2020.  First quarter 2021 testing volume is estimated at approximately 150 million tests. As of the date hereof, the world continues to struggle with monitoring and containing the outbreak of COVID-19. COVID-19 molecular testing accounts for approximately one-third of all COVID-19 tests conducted, which translates into a current market spend of approximately $6.0 billion for molecular COVID-19 testing.

From December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines; however, we believe the need for ongoing detection and monitoring will continue given the ongoing COVID-19 pandemic. We also believe COVID-19, like influenza, will remain endemic for the foreseeable future and people suspected of influenza-like illness, or ILI, may want to purchase a combination COVID-19 and influenza test kit to confirm their diagnosis in order to receive timely and appropriate treatment and quarantine themselves if and as needed. We believe that to successfully combat infectious diseases such as COVID-19 and influenza, vaccines, therapeutics, testing, and public health measures such as mask wearing and social distancing all need to be deployed. We believe there will especially be an increased need for COVID-19 negative verification testing as we start to experience COVID-19 as an endemic disease and begin to spend both more time in public spaces with large numbers of people such as sporting events, large employers and traveling; as well as seeking to spend more time gathered with family and friends who may be older or health compromised.  We believe our test kit is well suited to play a role in reopening and the mitigation of COVID-19 spread.

Influenza, commonly known as “the flu,” is an infectious respiratory disease caused by several influenza viruses. The U.S. Centers for Disease Control and Prevention, or CDC, estimates that influenza has been responsible for between approximately 12,000 and 61,000 deaths in the United States annually since 2010. In the United States, seasonal influenza is estimated to result in a total average annual economic cost of over $11.0 billion, with direct medical costs estimated to be over $3.0 billion annually. According to industry estimates, a future influenza pandemic could cause hundreds of billions of dollars in direct and indirect costs. Approximately 174 million influenza vaccine doses were distributed in the United States in the 2019-2020 influenza season, and for the 2020-2021 season, vaccine manufacturer projections range from approximately 194 million to 198 million doses. We believe this rising demand for influenza vaccines, coupled with the inability to definitively determine based on symptoms alone whether a person has COVID-19 or influenza or another viral infection, translates to greater interest in products to diagnose and treat ILI. We estimate that the total potential market spend for OTC influenza testing could be in excess of $800 million based on current testing volumes, and the total addressable market could be up to approximately $4.0 billion based on an estimate that approximately 200 million people per year purchase treatments for the symptoms of ILI, according to Nielsen Corporation figures from October 2019, and an estimated OTC retail price of approximately $20 per test kit, assuming that all people who purchase treatments for the symptoms of ILI would purchase an OTC influenza test.

Traditional infectious disease testing options have been limited in their accessibility and effectiveness largely due to their spoke and wheel framework whereby sample specimens are collected away from the lab testing hub.  This framework creates complex and expensive sample transport logistics, and ultimately, limited clinical relevance during infectious disease outbreaks due to slower, multi-day time to results. There are several different testing modalities or techniques that are employed to determine the presence of a target disease or a proxy of the target disease. Each modality provides different clinically useful information due to its inherent differences and testing limits. The large categories of infectious disease tests generally fall into one of three categories: molecular tests, antigen tests and antibody tests. Molecular tests have the lowest LoD of the testing modalities and therefore can identify contagious people earlier. Having a lower LoD is better because it allows the test to detect the presence of lower amounts of viral genetic material. We believe the current molecular testing infrastructure in the United States does not meet the immediate demands of infectious disease management on a mass-population scale as it relies on centralized testing that involves complex sample transportation, logistics, and throughput bottlenecks. These tests have traditionally required complex instrumentation to accomplish the chemical amplification and detection needed. The majority of these molecular tests occur within centralized laboratory settings where it can take from two to 14 days to return a result, which does not include the sample acquisition and delivery times. Further, many of these tests require highly trained and specialized technicians to operate the laboratory equipment. More recently, some benchtop instruments have been developed in the POC setting with the capability to perform these complex and sensitive molecular tests, but these tests still require a trained operator, an electrical outlet and a separate dedicated instrument which limits their portability. These POC instruments typically have limited throughput, capable of processing only a single sample at a time.

Antigen tests have emerged as a category of stopgap tests that address the needs for portability and affordability, but they do not generally provide a balanced level of accuracy across identifying both positives and negatives. They have a more limited ability to detect active infection across the full spectrum of illness, including at and before symptom onset. Therefore, they tend to be of limited use to people until several days after symptom onset and often require a follow-on confirmatory molecular test. Antigen tests often miss early positives due to this lack of sensitivity which is insufficient for reliable infectious disease monitoring. Antibody tests have limited clinical relevance because they do not test for active infection and therefore do not indicate whether a person is actively contagious. We designed our test kits to mitigate the shortcomings of both molecular lab-based and antigen testing.

We believe providing an easy-to-use COVID-19 test kit with PCR-quality molecular accuracy that allows people both with and without symptoms to test themselves anywhere, especially in the safety of their own homes, is one of the best ways to help mitigate the spread of infectious diseases like COVID-19. Decentralized use of these consumer-friendly test kits can transform the way society mitigates the spread by testing infectious people anywhere, especially at home, and avoiding exposure to others in the community. However, outbreaks of highly contagious diseases, like COVID-19, require immediate, mass-population testing which traditional testing infrastructure within the United States is not historically designed to support. With our platform, we are reimagining current infectious disease testing through innovative test kits that deliver on-the-spot testing with molecular accuracy in a portable, affordable and easy-to-use format. Our platform is designed to produce assays that combine the accuracy and reliability of molecular tests and the accessibility and ease of use of antigen tests to mitigate the spread of COVID-19. Our molecular test kits are designed to be diagnostically definitive, unlike the antigen tests on the market today. Importantly, our test also provides a platform for both symptomatic and asymptomatic individuals to easily check their COVID-19 infection status in 30 minutes or less, thus providing a practical testing solution that can be utilized at high scale as we begin navigating a new normal living with COVID-19 as an endemic disease.

We designed our proprietary platform from the ground up to be able to provide accurate, consumer-friendly, affordable and convenient infectious disease test kits, and our COVID-19 test kit can provide a clinically relevant COVID-19 result within 30 minutes. Our platform has four key attributes: (1) robust target identification, (2) colorimetric assay, (3) consumer-friendly test kit and (4) flexible assay architecture. We use our expertise in infectious disease, virology and bioinformatics in support of our target identification efforts. Our colorimetric assay design provides for accurate and cost-effective viral detection. Our consumer-friendly “swab, stir, detect” sequence eliminates complicated workflow steps such that 100% of patients successfully performed self-testing at home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 users at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back. Furthermore, our platform is designed with a flexible assay architecture in which we can largely leverage all these components to accelerate the development of new test kits for additional indications, including other infectious diseases such as sexually transmitted infections, or STIs, and respiratory syncytial virus, to market with minimal changes.

Our proprietary platform enabled us to refocus our near-term business strategy to develop our COVID-19 test kit, pictured below with its box and instructions for use.

Instructions - Start Here
Choose a location to do this test where it can sit UNDISTURBED for 30 minutes.
Please read all instructions carefully before you begin.
Wash and dry hands.
1 Set Up Your Test
2 Swab Both Nostrils
3 Stir Swab and Run Test
15x
Insert swab into the sample vial until it touches the bottom.
Mix sample by stirring around the sample vial 15 times.
Discard swab.
Snap cap closed and press vial down into test unit until it clicks.
LUCIRA
Rapid molecular test for the qualitative detection of SARS-CoV-2 RNA in nasal swab samples
ALL-IN-ONE TEST KIT
COVID-19
Results in 30 minutes or less
Read instructions before using
OPEN THIS END
For use under an Emergency Use Authorization only
LUCIRA
Ready Done
COVID-19
Positive
Negative

Our COVID-19 test kit is designed to provide a clinically relevant COVID-19 result within 30 minutes from sample collection, and we believe, at scale, it will be an affordable, mass-population testing solution. We believe our platform provides the following competitive benefits:

•

Molecular accuracy. Accurate testing, which we measure using LoD, is paramount in mitigating the spread of infectious diseases. LoD is the defining measure of an assay’s ability to reliably detect the presence of a specific target, such as viral RNA or protein. Tests with a lower LoD are more sensitive because they can detect positive samples with low viral load. All the FDA EUA authorized high sensitivity molecular assays have an LoD of 1,000 cps / mL VTM equivalent or lower, which is significantly better than antigen tests. These molecular tests can be used reliably among symptomatic and asymptomatic individuals, unlike antigen tests which can be limited to use among symptomatic individuals in their first seven days of symptoms. Molecular tests are diagnostically definitive, whereas antigen tests are not. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. While our evaluations of the variants in the United Kingdom, South Africa, Brazil and

Southern California have shown that these four variants are reactive to our COVID-19 test kit, we cannot currently definitively confirm that our COVID-19 test kit will be successful in detecting these strains. We anticipate performing testing to confirm detection with these strains once they become commercially available.

•

Simple, intuitive test kit. We designed our test kits to be used anywhere and at any time. Our test kits have a simple, intuitive, three-step “swab, stir, detect” sequence. In our usability studies, approximately 97% of users said our COVID-19 test kit met or exceeded their expectations with regard to ease of use, whereas many molecular tests require specialized equipment and trained personnel for operation.

•

Portable ‘swab-to-result’ within 30 minutes. Our COVID-19 test kit was designed to provide a clinically relevant COVID-19 result within 30 minutes, with the potential for a positive COVID-19 result in as few as 11 minutes. We believe this is highly beneficial when dealing with infectious diseases as it allows people to quickly determine if they are infected and enables them to appropriately quarantine, mitigate the spread and reduce infection rates. Molecular tests completed in centralized laboratories can take days or weeks to report results, at which point the tests are less clinically relevant.

•

Affordable. Rapidly deploying millions of tests per month requires the tests to be relatively inexpensive. We have purpose-built and designed our test kits to not have additional instrument costs and be a single, portable unit that can be manufactured and affordable at scale.

•

Flexible with potential for broad applicability. We built our platform to be flexible and applicable to additional assays using the same core test kit. As an example of our platform’s agility and robustness, we leveraged over half a decade of research and development of our test kit and expertise in target identification and assay development for influenza into a test kit for COVID-19. We intend to pursue additional indications in the future, including other infectious diseases such as STIs and respiratory syncytial virus, and believe this component of our strategy and business model will be a core value driver for us over the long term.

Our proprietary platform enables us to develop a pipeline of infectious disease test kits. Our current focus is on our COVID-19 test kit. The following chart outlines our test kit portfolio, categorized by the prescription or OTC commercialization channel and the anticipated year of FDA submission, based on our current estimates and belief. The footnotes in the chart below describe our anticipated regulatory approval pathway.

Timeline represents anticipated FDA submission dates. The pathway to obtain an EUA for influenza or combination COVID-19 and influenza test kits remains uncertain. We may not pursue an amended or additional EUA, and we may need to seek 510(k) clearance or approval of a de-novo application from the FDA for our COVID-19, influenza, and combination COVID-19 and influenza test kits. Furthermore, the FDA may require us to initiate one or more additional clinical trials. The estimated timing or scope of any such future clinical trials is not definitively ascertainable.

(1)

Represents our COVID-19 test kit. We received an EUA from the FDA on November 17, 2020, for prescription at-home and POC use in people who are suspected of COVID-19 by their healthcare provider (people who are symptomatic or are thought to have been exposed to COVID-19).

(2)

Represents our COVID-19 test kit. We submitted an EUA application in February 2021 expanding our indication from prescription at-home and POC use in people who are suspected of COVID-19 by their healthcare provider (individuals who are symptomatic or are thought to have been exposed to COVID-19) to also include asymptomatic individuals. Our EUA authorization is pending as of the date of this filing and we cannot be certain that it will be received.

(3)

Represents our COVID-19 test kit. We submitted an EUA application in February 2021 for OTC use of our COVID-19 test kit. Our EUA authorization is pending as of the date of this filing and we cannot be certain that it will be received

(4)

Represents our combination COVID-19 and influenza test kit, which we plan to develop. We anticipate submitting a new EUA application with the FDA or seeking 510(k) clearance or approval of a de-novo application for prescription at-home use of our combination COVID-19 and influenza test kit, once developed. As of March 2021, we have not submitted an application to the FDA.

(5)

Represents our influenza test kit. We anticipate seeking 510(k) clearance or approval of a de-novo application for OTC use of our influenza test kit. As of March 2021, we have not submitted an application to the FDA pursuant to our anticipated regulatory approval pathway.

We intend to commercialize our COVID-19 test kit within POC and prescription at-home settings through partnerships with customers, such as hospital networks, payors, corporate senior living facilities and large employers. We completed an additional clinical trial to expand our indication from people who are suspected of COVID-19 to include asymptomatic people and submitted an application in February 2021 for an expanded EUA for this indication as well as a new EUA application for OTC use of our COVID-19 test kit.  We plan to invest in clinical activities to develop a combination COVID-19 and influenza test kit for prescription at-home as well as an influenza test kit for OTC. We have commenced manufacturing activities to support our planned 2021 commercial launch of our COVID-19 test kit, and our goal is to achieve increased manufacturing output by the second half of 2021.

What Sets Us Apart

Our goal is to reimagine infectious disease testing by enabling accurate, on-the-spot molecular testing with a consumer-friendly test kit that can be used anywhere and at any time. Our proprietary, single-use COVID-19 test kit has been designed to provide a clinically relevant COVID-19 test result within 30 minutes with a comparable LoD to highly accurate molecular PCR assays run in centralized laboratories. Our simple and intuitive test kit is powered by two AA batteries, fits in the palm of a hand and can be reliably used by individuals with and without symptoms. We believe the following competitive advantages set us apart:

•

First mover advantage for an innovative, single-use, consumer-friendly molecular testing platform designed to provide clinically relevant COVID-19 results for individuals both with and without symptoms within 30 minutes anywhere.

•

Molecular accuracy. In our head-to-head Community Testing Studies, our COVID-19 test kit performed comparably to the Hologic Panther Fusion, one of the current market-leading high-sensitivity PCR assays performed in centralized laboratories given its low LoD. This technical achievement was possible due to our platform which uses loop-mediated isothermal amplification, or LAMP, combined with our proprietary colorimetric detection technology to yield an LoD of 900 cps /mL VTM. Importantly, our test’s ability to detect both active infection and rule out the absence of infection differentiates it compared to rapid antigen tests. Specifically, our COVID-19 test kit’s LoD is significantly more sensitive than the LoDs of antigen tests, thus significantly reducing the potential for false negatives compared to antigen tests.  In a December 2020 Journal of Clinical Microbiology publication evaluating the analytical sensitivity of an antigen test indicated for prescription at-home use, the positive percent agreement of the antigen test as compared to the Hologic Panther Fusion was 83%. We believe that, if used on the subjects tested in the aforementioned study, our COVID-19 test kit would have achieved a 98% positive percent agreement as compared to the Hologic Panther Fusion, which is 15 percentage points higher than the evaluated antigen test, assuming that our COVID-19 test kit would have performed consistently with the results of our Community Testing Studies.
•

Single-use, intuitive design. We designed our test kits to be single-use and intuitive with a simple three-step “swab, stir, detect” sequence. Our test kit comes with simple instructions and all required components, including two AA batteries, and fits in the palm of a hand. The results are displayed clearly in a light-up display. The single-use design eliminates the need to purchase and maintain a separate instrument or reader, unlike other molecular tests, and eliminates the need for testing slowdown for reuse. 100% of patients successfully performed self-testing at home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 users at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back.

•

‘Swab-to-result’ within 30 minutes. Along with molecular accuracy, we designed our COVID-19 test kit to provide a clinically relevant COVID-19 result within 30 minutes, with the potential for a positive COVID-19 result in as few as 11 minutes. Providing an on-the-spot test result is important in infectious disease testing because it allows for positive results to be delivered quickly and for a person to quarantine earlier, thereby mitigating the spread. We believe our ability to deliver on-the-spot test results sets us apart from centralized laboratory molecular tests that can take days or even weeks to deliver a result.

•

Affordable. We believe at initial OTC launch, if we receive EUA authorization, we will be at a better price point than the at-home nasal self-collection kits being sold by labs.  These mail-in self collection kits require users to mail back their nasal swab samples for lab testing, with result reporting taking up to several days.  We expect our OTC price, if authorized, to be nearly equivalent to our current POC test pricing. While our POC pricing is presently at a premium to other POC tests, we believe there will be segments within POC—such as pre-procedural testing and urgent care triage—where the portability of our test kit will differentiate us from our competitors.

•

Robust platform with flexible hardware and multiplexed target identification capabilities designed to allow development of and testing for multiple assays. We designed our test kits with the capacity for multiplexing, meaning that multiple assays can be easily tested on a single test kit. Our flexible platform allows us to target a potentially wide range of infectious diseases through disease-specific assay-containing pellets contained within independent reaction chambers. As an example of our platform’s agility and robustness, we leveraged over half a decade of research and development in our test kit and expertise in target identification and assay development for influenza into a test kit for COVID-19. We believe our platform has the potential to be applied to additional infectious diseases in the future.

•

Rigorous product development processes and scalable infrastructure. We have developed significant internal capabilities notably around research and development, product design, and supply chain management. All of our core technology, such as the multiplexed biological assay device and the colorimetric detection method, were developed in-house by our experienced research and development team. We have also partnered with a U.S.-based, global manufacturing services company in order to have access to immediate and scalable manufacturing. We believe the design of our platform, and the supply chain we have built to capture low-cost economies of scale, are an advantage for us.

•

Comprehensive and broad intellectual property portfolio. As of December 31, 2020, we owned four issued U.S. patents, seven pending U.S. utility patent applications, two issued foreign patents and 34 pending foreign patent applications. Three currently issued filings and associated technology enable our highly accurate platform. We have protected our intellectual property rights through our patent portfolio and have maintained and executed on deliberate innovation areas to sustain the continued growth of our patent portfolio. Furthermore, we own trade secrets and research and development know-how supporting our ability to create the assays used in our platform.

•	Experienced senior management team and directors with deep industry experience. Our senior management team and directors consist of seasoned medical device professionals, with a wide array of experience including marketing healthcare consumer products, diagnostic chemistry, running clinical trials, navigating regulatory pathways, manufacturing, automation and supply chain management.

Growth Strategy

We intend to build a transformational infectious disease testing company delivering on a broad test menu for infectious diseases over time. To achieve our growth plan, we plan to employ several core strategies:

•

Commercialize our COVID-19 test kit through a staged regulatory approval approach first in POC and prescription at-home use and then expanding to OTC, pending EUA authorization. Initially, we pursued POC and prescription at-home EUA authorizations for our COVID-19 test kit. We received an EUA from the FDA on November 17, 2020 for these indications for the detection of SARS-CoV-2 in nasal swab samples from people suspected of COVID-19. In February 2021, we submitted EUA applications to the FDA to expand our initial prescription indication to include individuals both with and without symptoms and for OTC use. Our expanded POC and prescription at-home and OTC use EUAs are pending as of the date of this filing and we cannot be certain we will receive them.

•

Expand and automate production capabilities to better address market demand while capturing economies of scale. With the ongoing COVID-19 pandemic, the demand for COVID-19 testing has increased significantly across all stakeholder groups. COVID-19 diagnostic testing volume in the United States grew rapidly to approximately 250 million tests in 2020.  First quarter 2021 testing volume is estimated at approximately 150 million tests.  Similar to influenza, we believe there will be a continued need for COVID-19 testing even after an effective vaccine has been widely distributed and compliantly administered. To better meet the significant market demand, a key part of our growth strategy includes expanding our current production capacity and automating our manufacturing process. Our test kits have been designed for automated production. Eventually, we could expand manufacturing to additional locations around the world to further our manufacturing capacity and reach.

•

Develop and launch additional test kits in the prescription at-home channel, beginning with a combination COVID-19 and influenza test kit as well as OTC test kits for influenza. Our flexible platform enables us to quickly develop and deploy assays for other infectious diseases as well as multiplex for combination tests. Capitalizing on the flexibility of our platform is a key pillar to our strategy and will enable us to focus on other large markets, including influenza A and B viruses. The influenza assay has been clinically tested and showed sensitivity and specificity comparable to other FDA-authorized influenza assays, and we believe with additional work could be combined with our current COVID-19 assay into a multiplex assay. We plan to conduct new clinical trials in the 2021-2022 influenza season and anticipate the FDA submission of this combination COVID-19 and influenza test kit to be in 2022. We believe this combination test kit would be the preferred assay for prescription at-home use. We additionally will work with the FDA to obtain regulatory approval for our influenza test kit to be sold OTC subsequently.

•

Continue to promote awareness of our test kits among patients, healthcare providers, and key opinion leaders, or KOLs. Building on our usability studies and EUA indications, we plan to leverage our clinical work to publish key research and articles to increase awareness and build credibility for our technology platform among healthcare providers and KOLs. Further, pending EUA OTC authorization, we are planning to conduct a consumer marketing campaign with advertisements to raise broad awareness of our test kit.

•

Expand internationally with our COVID-19 and influenza test kits. We believe our COVID-19 and influenza test kits, if authorized, will provide us initial opportunities to license our platform technology to international partners. Based on incoming interest from countries within Asia and Europe, we eventually plan to pursue direct sales in our international expansion.

Infectious Diseases Overview

Infectious diseases are caused by pathogenic microorganisms, like viruses and bacteria, and can be spread from person-to-person or through a vector such as an animal or insect. One method of person-to-person spread is direct contact, in which the virus or bacteria is directly transferred from one person to another through touch, coughing or sneezing. Indirect contact is another method of transmission and occurs when an infected person touches an inanimate object, leaves behind pathogens, and another person touches the object and picks up the pathogens that were left behind. Airborne transmission occurs when pathogens from an infected person are expelled into the air, remain suspended and then infect another person. COVID-19 and influenza are infectious respiratory diseases that are caused by viruses and are transmitted from person-to-person.

COVID-19

COVID-19 is an infectious disease caused by the SARS-CoV-2 virus. It was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing global pandemic. As of March 20, 2021, more than 122 million cases have been reported worldwide with more than 2.7 million deaths. The CDC’s current and non-exhaustive list of symptoms includes fever or chills, cough, shortness of breath or difficulty breathing, fatigue, muscle or body aches, headache, new loss of taste or smell, sore throat, congestion or runny nose, nausea or vomiting and diarrhea. While most people have mild symptoms, some people face more serious consequences, such as acute respiratory distress syndrome, or ARDS, possibly precipitated by cytokine storm, multi-organ failure, septic shock, blood clots and death. The typical incubation period can range from two to 14 days.

This virus is spread primarily via small droplets from coughing, sneezing and talking. It is believed that the point at which people are most contagious is early in the course of their illness, particularly when they are beginning to experience symptoms. According to the CDC, a patient is potentially contagious until 10 days following symptom onset, resolution of fever for at least 24 hours and improvement of other symptoms, although viral spread is possible before symptoms appear, and from people who are asymptomatic. In April 2020, the World Health Organization reported that according to preliminary data people might be more contagious within the first three days from the onset of symptoms. Longer-term damage to organs (in particular lungs and heart) has also been observed, and there is concern about a significant number of patients who have recovered from the acute phase of the disease but continue to experience a range of effects including severe fatigue, memory loss and other cognitive issues, low grade fever, muscle weakness, breathlessness and other symptoms for months afterwards.

The World Bank noted that the COVID-19 pandemic is expected to plunge most countries into recession in 2021 with per capita income contracting in the largest fraction of countries globally since 1870 with advanced economies projected to shrink approximately 7%. We believe COVID-19 will be endemic.  The recent string of events has highlighted the necessity for decentralized widespread accurate diagnostic testing to mitigate the health and economic turmoil resulting from the spread of the disease.

Influenza Virus A and B

Influenza, commonly known as “the flu,” is an infectious respiratory disease caused by an influenza virus. Symptoms can be mild to severe (including death) and commonly include high fever, runny nose, sore throat, muscle and joint pain, headache, coughing, and feeling tired. These symptoms typically begin two days after exposure to the virus and most last less than a week. The cough, however, may last for more than two weeks. Complications of influenza may include viral pneumonia, secondary bacterial pneumonia, sinus infections, and worsening of previous health problems such as asthma or heart failure. There are currently four known types of influenza viruses. Two of these are the most common among human infections; influenza A and B viruses. Seasonal influenza is caused by influenza A and B viruses, while pandemic influenza occurs when a novel influenza strain appears. Usually, the virus is spread through the air from coughing or sneezing. A person may be infectious to others both before and during the time they are showing symptoms.

Influenza-related costs include direct costs such as lost productivity and associated medical treatment, as well as indirect costs of preventive measures. The CDC estimates that influenza has been responsible for between 12,000 and 61,000 deaths in the United States annually since 2010. In the United States, seasonal influenza is estimated to result in a total average annual economic cost of over $11.0 billion, with direct medical costs estimated to be over $3.0 billion annually. According to industry estimates, a future influenza pandemic could cause hundreds of billions of dollars in direct and indirect costs. We believe current testing infrastructure is equally ill-equipped to support the testing needs of a future influenza pandemic.

Market Opportunity

COVID-19 Market

As we begin living in a world with endemic COVID-19, we believe there is an opportunity for us to be the brand that provides accurate and easy-to-use COVID-19 testing to the OTC market, pending EUA authorization.  Due to COVID-19’s asymptomatic invisible spread, we believe there will be continued and increased need for COVID-19 negative verification testing as people begin to gather again in both large public spaces, as well as smaller gatherings with friends. Additionally, we believe there is a significant opportunity for POC, especially prescription at-home testing of infectious diseases.

COVID-19 diagnostic testing volume in the United States grew rapidly to approximately 250 million tests in 2020. First quarter 2021 testing volume is estimated at approximately 150 million tests. Molecular testing accounts for approximately one-third of all COVID-19 tests conducted, and Centers for Medicare & Medicaid Services, or CMS, POC reimbursement is approximately $50 per test. Testing volumes are based on the traditional testing infrastructure as there are currently no COVID-19 tests widely offered in the prescription at-home or OTC settings. This represents a current market spend of approximately $6.0 billion for molecular COVID-19 testing. The POC reimbursement rate is the amount that a provider receives and does not represent our actual revenue per test kit. We intend to evaluate our test kit pricing on a channel-specific basis, factoring in market dynamics and believe our revenue per test kit will vary over time. In the future, we anticipate the percentage of molecular tests to grow due to the continued awareness of its clinical relevancy, increased performance, ease of use and expanded availability in the POC, prescription at-home and OTC settings. According to some estimates, approximately 30% of all COVID-19 tests are conducted for symptomatic patients. We estimate our total available COVID-19 test kit market to be in excess of this as our pending EUA authorizations, if received, for our COVID-19 test kit are indicated for people who are both asymptomatic and who are suspected of COVID-19. Pending EUA authorizations, we believe our total available COVID-19 test kit market would increase to include the remainder of the testing opportunity and potentially expand this opportunity as more routine applications for testing would become available. Ellume Limited, or Ellume, received an EUA from the FDA for OTC use of its COVID-19 test; however, it is an antigen test and as seen in Ellume’s FDA labeling, healthcare professionals are advised that negative results and positive results in asymptomatic people should be considered presumptive and additional testing with a highly sensitive molecular COVID-19 test may be necessary. In March 2021, the FDA issued an EUA to Cue Health Inc., or Cue, for its OTC molecular COVID-19 test. From December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines; however, we believe the need for ongoing detection and monitoring will continue to be high even after effective vaccines have been widely distributed and compliantly administered given the ongoing COVID-19 pandemic. We also believe COVID-19, like influenza, will remain endemic for the foreseeable future and people suspected of ILI may want to purchase a combination COVID-19 and influenza test kit to confirm their diagnosis in order to receive timely and appropriate treatment and quarantine themselves if and as needed. We believe that to successfully combat infectious diseases such as COVID-19 and influenza, testing, vaccines and therapeutics all need to be deployed. We believe our testing platform is well suited to provide accurate, decentralized testing.

We plan to develop a combination COVID-19 and influenza test kit for the POC and prescription at-home markets. We additionally believe there to be demand for an OTC COVID-19 test kit for which we plan to commercially launch in the first half of 2021, pending EUA authorization, at a price point primarily consistent with our current POC test pricing. Long term, we believe that an OTC COVID-19 test kit would eventually need to be at a consumer-appropriate retail price which, based upon our analysis of the consumer healthcare market, is approximately $20 per test kit.

Influenza Market

The CDC estimates that approximately 35.5 million people in the United States were sick with influenza during the 2018-2019 influenza season; however, only an estimated 16.5 million patients visited a healthcare provider for the treatment of influenza, suggesting there is a large potential market for at-home influenza testing across the broader population. We believe there is an unmet medical opportunity and potentially greater demand for influenza testing given the hurdles to accessibility in the traditional influenza testing infrastructure at the POC and in centralized laboratories. According to Nielsen Corporation figures from October 2019, approximately 70% of U.S. households, representing approximately 230 million people, purchased cough or cold-related medicines throughout the year, which we believe highlights the willingness of consumers to purchase products to treat the symptoms of ILI. Of this population, we believe it is likely that only a small percentage of people actually have influenza, but a larger population suspects they have it and would be candidates for testing. In addition, according to CDC figures from the peak of the influenza season in the United States (November 2019 to March 2020), the influenza positivity rate was approximately 20%. With approximately 40 million influenza tests performed annually in laboratory and POC settings in the United States, a 20% influenza positivity rate during influenza season, but approximately 230 million people purchasing products to treat the symptoms of ILI, we believe there is an unmet medical need from an undiagnosed population who could benefit from rapid at-home testing. If an influenza test was available in an OTC setting, we believe the total potential market spend could be in excess of $800 million based on current testing volumes and a retail price of approximately $20 per test kit. We believe the total addressable market could be up to approximately $4.0 billion based on an estimate that approximately 200 million people per year purchase treatments for the symptoms of ILI, according to Nielsen Corporation figures from October 2019, and an OTC retail price of approximately $20 per test kit, assuming that all people who purchase treatments for the symptoms of ILI would purchase an OTC influenza test. While Ellume and Cue have announced that they are developing an influenza at-home test, there are no FDA-approved influenza testing products available in the prescription at-home or OTC settings. We believe there is significant demand for accurate, affordable, consumer-friendly and accessible testing options. We believe the impact of the COVID-19 pandemic will result in an increased desire to test when ILI symptoms present, as many influenza symptoms are similar to COVID-19 symptoms. Furthermore, there were more than 150 million influenza vaccine doses administered in the United States in each of the last three influenza seasons, and the influenza vaccine is only approximately 50% effective in adults, which we believe contributes to the continued need for influenza testing.

While we are initially focused solely on the U.S. opportunity, we believe there is a substantial market opportunity internationally. Further, we plan to conduct additional research and development activities to explore the potential of our platform to be used in additional indications, including other infectious diseases such as STIs and respiratory syncytial virus.

Infectious Disease Testing Industry Overview

Diagnostic tests and procedures are used to assist in the detection, monitoring and treatment of diseases and medical conditions through the examination of substances across various specimen types including nasal, saliva, blood, urine, and tissue, among others. The results of such tests can assist in the evaluation of health status, the detection of conditions or pathogens, treatment of disease and prevention of spread of disease. There are a number of different testing modalities and settings of care; which all serve to provide information to support clinical decision making. Traditional testing modalities were designed to be highly accurate for non-infectious diseases that do not require immediate results, such as diabetes, heart disease and cancer. As such, these testing modalities are not designed to support mass-population testing such as is required during outbreaks of highly contagious infectious diseases. The current centralized laboratory testing environment provides test results in two to 14 days and has not yet evolved to providing immediate, on-the-spot results.

Given the limitations of the current testing infrastructure, rapid antigen tests have emerged as an affordable stopgap in the POC setting. However, they lack the sensitivity to reliably identify active infection and often require follow-up confirmatory molecular testing.

Typical Patient Journey

People affected by infectious diseases can be either asymptomatic, not showing symptoms, or symptomatic, showing symptoms. Currently, there is not a widespread COVID-19 or influenza testing protocol for asymptomatic people due the general lack of convenient and accurate testing options. In order to begin testing of asymptomatic people, such as screening at airports, sporting events or restaurants, we believe it would require consumer-friendly, accurate testing that can deliver a result on-the-spot.

Prior to the COVID-19 pandemic, the overwhelming majority of people exhibiting ILI symptoms did not seek medical treatment during early symptom onset. As an example, CDC data from the 2013-2014 influenza season showed that approximately 70% of people experiencing ILI symptoms did not go to the doctor for at least three to five days, which placed them outside the required 48-hour treatment window necessary for anti-viral treatment to be effective. In contrast, according to Nielsen Corporation figures from October 2019, approximately 70% of U.S. households, representing approximately 230 million people, purchased cough or cold medicines throughout the year; which we believe highlights the willingness of people to purchase products to treat the symptoms of ILI. We believe being able to provide an at-home testing opportunity would allow for testing to be conducted sooner after symptom onset and with the potential to mitigate the spread, as people self-isolate after learning of a positive result and receive appropriate treatment. We believe the need for ongoing detection and monitoring will continue to be high given hyper-sensitivity to ILI symptoms and broader awareness as a result of the COVID-19 pandemic.

Testing Setting Overview

Current settings of care for the most common diagnostic testing include centralized high or medium-complexity laboratories, near-patient or POC, and at-home settings. These care settings range in their current testing capabilities due to several factors including cost, time to results, and expertise and instrumentation required to run the test.

Centralized High or Medium-Complexity Laboratories

In centralized high or medium-complexity laboratory testing, a sample must be obtained and delivered to centralized facilities for processing. The patient sample is collected at a physician’s office or at a third-party collections site where the infectious person comes into contact with healthcare providers and poses a threat of spread. The sample goes into a sample transport medium (to preserve the sample) and is physically delivered, by mail or courier, to a centralized facility where it can be processed and analyzed. Some laboratories use high throughput technology that employs automated processing of more than 200 specimens a day. The results are then either sent electronically to the POC, where the physician provides the results, or directly to the patient. The high-complexity laboratory approach typically has the longest turnaround time ranging from 24 hours to two weeks or longer depending on factors including the time to acquire the sample, sample delivery times, facility testing queue, processing time and delivery of results to the physician or patient.

•

Remote Sample Collection: Outside of a physician’s office or at a third-party collections site, a person can also collect a sample in his or her own home, but the sample must still be sent to another location, usually a centralized laboratory, for processing. Recently, to address the limitations in mass-population testing, remote sample collection has emerged as another option to acquire additional samples. These tests do not produce an immediate result but rather require the patient to wait several days for the result and they still require specialized infrastructure at centralized laboratories for processing. Remote sample collection is typically seen in senior care facilities or large companies where bulk testing of a closed population is required.

Point-of-Care

POC testing refers to near-patient testing and typically occurs at the time of consultation with a medical professional. POC testing can occur at hospitals, physicians’ offices, urgent care clinics and retail clinics, which poses a threat of spread given the presence of infectious people in those settings. Patient samples are collected in-person and the sample is usually transported to a nearby specialized instrument. These specialized instruments usually have a streamlined workflow that makes the test less complicated to run and allows for a broader set of instrument users. However, these tests may still require a trained person to collect the sample and perform the test, which can produce results in anywhere from 15 minutes to a few hours assuming the instrument is ready to be used and there is no queue or maintenance needed. Depending on processing time and proximity of the lab, test results can be communicated as early as the time of consultation but typically require additional time and may be provided up to several days later. The potentially infectious person may still come into contact with healthcare providers and pose a threat of spread.

There are a variety of FDA-approved molecular and antigen COVID-19 tests in the POC setting. Our goal is to be an entrant in the on-the-spot molecular POC setting.

Prescription At-home Testing

The goal of prescription at-home testing is to allow people to administer the test and obtain results without needing a trained person to assist. These tests are typically designed to be intuitive and easy-to-use with minimal workflow steps to minimize user error. They usually have simple sample collection mechanics such as nasal or saliva swabs or urine collection sticks and are usually able to produce easily interpreted results in under 60 minutes. Prescription at-home tests can be delivered to the patient’s home, meaning the test can be performed without the patient leaving his or her home. When patients can conduct a test and obtain an accurate, on-the-spot result in the convenience of their home, they can immediately self-isolate and reach out to a healthcare provider, thereby mitigating the spread of disease.

While there are FDA-authorized tests for remote or at-home sample collection, ours is the first FDA-authorized, under an EUA, COVID-19 test kit that can be fully self-administered and provide results at home.

OTC Testing

OTC testing refers to test kits available for purchase at retail and ecommerce locations such as drug stores, grocery stores, or other large retailers. OTC testing does not require a prescription and does not typically qualify for reimbursement. At-home pregnancy tests are an example of OTC testing.

Currently there is only one FDA-authorized molecular test that is available OTC for COVID-19 and we are not aware of FDA-approved influenza testing products available OTC. In February 2021, we submitted an application for OTC EUA authorization. The OTC EUA authorization is pending as of the date of this filing. We anticipate working toward OTC approval in the United States for our influenza test kit.

Infectious Disease Testing Modalities

There are a number of different testing modalities, or techniques, that are used to determine the presence of a pathogen or a proxy of the infectious disease. Each modality provides different clinically useful information due to its inherent differences and testing limit. A large number of infectious disease tests usually fall into one of three categories: molecular tests, antigen tests and antibody tests. Molecular tests have the lowest LoD of the testing modalities, which is better because it allows the test to detect the presence of lower amounts of viral genetic material and may allow it to identify contagious people earlier. Antigen tests have emerged as a category of stopgap tests that address the needs for portability and affordability, but they do not generally provide a balanced level of accuracy across identifying both positives and negatives. Antibody tests have limited clinical relevance because they do not test for active infection and therefore do not indicate whether a person is actively contagious.

Limit of Detection

LoD is the defining measure of an assay’s ability to reliably detect the presence of a specific target, such as viral RNA or protein. It is defined as the lowest target concentration at which the assay is able to generate a positive result ≥95% of the time. Tests with lower LoDs are more sensitive than tests with higher LoDs as the former can detect positive samples with low viral load. Typically, molecular tests have a much lower LoD compared to other testing modalities given their ability to amplify a target. There is not a standard way to measure LoD, but the predominant industry measure is cps / mL VTM equivalent. Among the current best performing molecular assays, the LoD is 1,000 cps / mL VTM equivalent or lower. In contrast, antigen tests, which do not amplify the target, are inherently less sensitive than molecular tests and thus are not considered diagnostically definitive, often requiring follow-on molecular confirmatory testing.

As of December 31, 2020, the table below generally summarizes the different characteristics across the three testing modalities in the prescription market.

Molecular
	Lucira COVID-19 Test Kit(1)	Typical POC Tests	Typical Centralized Laboratory Tests	Antigen	Antibody
Intended Use	POC, Prescription At-home	POC	Centralized Laboratory	POC	POC, Moderate, High Complexity Laboratory
Device Format	Single-use	Instrument + disposable cartridge	Specialized equipment, multiple steps and batch process	Instrument + disposable cartridge, single-use	Single-use
Detection Target	Viral RNA			Viral Proteins	Human Antibodies
Detects Active Infection?	Yes, through molecular amplification which can detect viral presence better and earlier in the disease process (compared to antigen and antibody tests)			Yes, but limited to detecting only viral proteins and does not have amplification	No
Window of Detection	+1 day after infection			4-5 days after infection usually coinciding with symptom onset	Post-infection
Limit of Detection (cps / mL of VTM equivalent)	900(2)	Highly accurate assays have an LoD at or below 1,000; over half of FDA EUA assays have an LoD greater than 1,000		Approximately 40,000 median(3)	N/A
Sensitivity(4)	>95%			80-98%	Approximately 60% within 6 days of PCR positive
Processing Time	<30 min	<30 min	Approximately 2.5 hours	<15 min	<15 min
Time to Results(5)	Immediate	Hours to Days	Days to Weeks	Hours to Days	Hours to Days
Indication	People suspected of having COVID-19, with or without symptoms(6)			Limited to people within first four days of symptoms	Anybody

(1)	We received an EUA from the FDA on November 17, 2020 for our COVID-19 test kit.
(2)	Equivalent to 2,700 copies per swab and 0.12 TCID50 / mL of VTM equivalent.
(3)	Equivalent to approximately 5.52 TCID50 / mL of VTM equivalent.
(4)	Sensitivity is a measure of PPA between a test and a reference comparator. High sensitivity shows a well matched comparator but does not reflect an assay’s LoD
(5)	Indicates approximate time for results to reach the patient or healthcare provider. It is currently expected to take anywhere from a few hours to one day to receive our COVID-19 test kit.
(6)

In February 2021, we submitted an EUA application to expand our indication of our prescription at-home and POC EUA from the FDA, to include (1) prescription at-home use in individuals with or without symptoms aged 14 and older (with self-collected swabs) and in children aged two to 13 (with adult collected swabs) and (2) POC for individuals with our without symptoms aged 14 and older (self-collection), and in individuals aged 13 and under (healthcare provider collected). Our EUA is pending authorization as of the date of this filing and we cannot be certain it will be received.  [

Molecular Tests

Molecular tests target the viral genetic material (DNA or RNA) and are considered to be the most reliable due to high accuracies afforded by molecular amplification technologies, such as PCR, and LAMP. For COVID-19, molecular tests have a median LoD of 1,000 cps / mL VTM equivalent which makes them highly accurate. As a result of this high accuracy, molecular tests are able to detect diseases earlier in their incubation periods and are considered diagnostically definitive. Traditional infectious disease molecular tests require target amplification and fluorescence detection which necessitates specialized equipment that is expensive and complex. The need for specialized instrumentation also necessitates trained personnel, equipment maintenance and suitable infrastructure. These factors traditionally require the test be conducted in centralized locations such as high or medium-complexity laboratory environments and more recently in a POC setting such as a medical office or in emergency rooms. The closer to the patient the test is performed, generally the faster the result due to reduced sample transit logistics. However, large centralized laboratory testing instruments have historically provided more accurate results than POC instruments. The total turnaround time from sample collection to result may take up to two weeks. Traditionally the localization of these tests due to their complexity does not make them conducive to decentralized, mass-population testing.

Antigen Tests

These tests target the viral protein proxies of the target pathogen instead of the viral genetic material themselves. Given that there is no amplification in antigen tests, they have a high LoD and low sensitivity and as a result can produce false negative results. The utility of this test is limited to highly infectious people who are already exhibiting apparent symptoms. Antigen tests do not capture the earlier stage of infection when people are most contagious and may not be showing obvious symptoms. While antigen tests can be used to detect a certain band of infectious people, they are unlikely to catch the full spectrum of infectious people given their lack of sensitivity. We believe antigen tests have become a stopgap measure for mass-population testing because they are rapid, low-cost and portable. They are not considered diagnostically definitive, however, like molecular tests and are often followed up by molecular confirmatory testing.

Antibody Tests

These tests target human antibodies which are produced after the body has encountered and responded to a pathogenic threat. Antibodies can exist in the blood at varying amounts and times depending on the individual immune response and the specific pathogen. The existence of antibodies usually occurs well after a person is infectious and thus antibody tests confirm whether, not when, there has been exposure to a certain pathogen. Furthermore, there are current indications that certain people may develop antibodies in response to COVID-19 that begin to greatly diminish shortly after an initial infection, thereby allowing for the possibility of reinfection and diminished immunity. As such, antibody tests are not conducive for infectious disease control because they do not detect active infection or, in the case of COVID-19, accurately predict immunity.

Current Testing Approaches and their Limitations

Decentralized, mass-population testing for infectious diseases including COVID-19 and influenza is necessary to mitigate the spread of infectious disease, but implementing mass-testing with traditional testing approaches has significant limitations. Mass-population testing requires tests that offer on-the-spot test results with molecular accuracy in a portable, affordable and easy-to-use format.

Traditional testing modalities were designed to be highly accurate for non-infectious diseases that do not require immediate results, such as diabetes, heart disease and cancer. Even for seasonal infectious diseases, such as influenza, our current testing paradigm is not effective to mitigate spread. Most people do not visit a physician until they have had symptoms for three to five days, at which point they likely have already been contagious and spread the disease. Further, studies have shown that anti-viral influenza treatments are most effective within 48 hours of symptom onset. Traditional testing options were not designed to support mass-population testing such as what is required during outbreaks of highly contagious diseases. As evidenced by the rapid spread of the current COVID-19 pandemic and the inability to control its spread without the use of blunt and prolonged social controls such as lockdowns and social distancing, the current testing paradigm has failed to be an effective tool due to a number of factors.

Traditional infectious disease testing modalities have been limited by and made inaccessible to the consumer by one or more of the following attributes:

•

Complexity. Molecular tests and some antigen tests (both in centralized laboratory or POC settings) require special instrumentation and trained personnel for processing samples. Samples must typically be placed in sample transport medium and carefully preserved while being transported to facilities that process these tests.

•

Time to result. Due to complex workflows and sample transportation needs, time to results can range from a few days to weeks despite actual testing times ranging from less than 15 minutes to a few hours.

•

Limited clinical relevance. The critical answer sought in infectious disease testing is whether or not a person is infectious. This is important both from a control perspective (to avoid spread) and treatment perspective, such as in influenza, where treatments are effective within the first 48 hours after symptom onset. From an infectious disease control standpoint, antigen tests have limited clinical relevance given the narrow window in which they return a positive result and potentially miss an active infection, producing a false negative result. Antibody tests do not detect active infection but rather say whether, not when, a person was infected. These tests have value, but they are not effective in accurate identification of infection and mitigating the spread of infectious diseases. We believe immediate, on-the-spot testing is needed to help mitigate the spread during outbreaks of highly contagious diseases.

•

Expensive and inaccessible. Centralized laboratory tests are expensive. For COVID-19, molecular tests in high throughput laboratories are currently reimbursed at $100 per test if results are returned within two days and $75 if results are returned after two days. Non-high throughput tests are reimbursed at approximately $51. Many of these tests can cost over $50 and require a significant upfront cost to purchase specialized instrumentation, making them cost-prohibitive for retail stores and people seeking at-home testing. Furthermore, most current testing options require patients to physically go to a testing center or visit a medical professional for sample collection. This frictional cost prevents many people who should be tested from being tested in time due to the unavailability of the care provider or person. The expense and inaccessibility of testing are significant barriers to mass-population testing.

Our Solution

The U.S. healthcare system’s current testing infrastructure was designed and built around addressing non-infectious diseases, and it does that very well; however, we believe it was not designed to test large populations quickly, safely, accurately and affordably. Outbreaks of highly contagious diseases, such as COVID-19 and influenza, require immediate, mass-population testing. COVID-19’s asymptomatic spread also presents opportunities for ongoing negative verification testing.  We believe that our solution not only addresses these systemic issues within the United States but has the potential to be applied globally as well.

Providing an accurate and easy-to-use test kit that allows potentially infectious people to test themselves anywhere, including in the safety of their own homes, is one of the best ways to help mitigate the spread of infectious diseases. We believe decentralized use of our consumer-friendly test kits can transform the way we mitigate the spread by testing contagious people at home and avoiding exposure to others in the community. Our platform can also provide a convenient way for large and small populations to perform negative verification testing, such as for sporting events, workplaces, travel and indoor gatherings.

With our platform, we aim to respond to the limitations of the current infectious disease testing infrastructure through proprietary technology that delivers on-the-spot results with molecular accuracy in a portable and consumer-friendly test kit. Our platform is designed to combine the accuracy and reliability of molecular tests and the speed and affordability of antigen tests to mitigate the spread of COVID-19 and influenza. Additionally, as a molecular test, our COVID-19 test kit is more sensitive than antigen tests on the market today.  We believe our platform gives us the ability to potentially provide mass-population testing for COVID-19 and influenza anywhere and at any time.

We designed our platform from the ground up to be able to provide accurate, easy-to-use, affordable and convenient infectious disease test kits, and our COVID-19 test kit can provide a clinically relevant COVID-19 result within 30 minutes. Our platform has four key attributes: (1) robust target identification, (2) colorimetric assay, (3) consumer-friendly test kit and (4) flexible assay architecture. We use our expertise in infectious disease, virology and bioinformatics in support of our target identification efforts. Once a target has been identified, we develop assays to amplify and detect the target through a combination of LAMP and proprietary colorimetric detection chemistry. These assays are then stabilized and packaged in the consumer-friendly design of our test kits. Our COVID-19 test kit was designed for high usability and high accuracy while also being purpose-built for low-cost manufacturing. Under the POC and prescription at-home EUA we received, our COVID-19 test kit is eligible for reimbursement in POC settings as a molecular POC test, and we are working with the Centers for Medicare and Medicaid Services, or CMS, to determine the reimbursement pathway for prescription at-home use. Unlike other testing modalities currently in the market, our test kits are consumer-friendly, accurate and can be used anywhere.

COVID-19 Test Kit

Our COVID-19 test kit is easy-to-use with three steps and provides ‘swab-to-result’ within 30 minutes. Our platform is designed to address needs that other testing solutions do not. Our COVID-19 test kit provides the accuracy and reliability of a centralized laboratory, but in an affordable, portable, convenient and easy-to-use test kit that could fill the need for mass-population COVID-19 testing.

The following picture depicts our COVID-19 test kit.

Our COVID-19 test kit contains everything needed to perform one COVID-19 test, including: (1) quick reference instructions that provide step-by-step instructions for use, (2) one sterile nasal swab for self-collection of a nasal specimen in the lower nostrils, (3) one sample vial that contains liquid buffer into which the swab is stirred, (4) one test unit base that contains the chemistry and displays the result, (5) two AA batteries to power the test unit base and (6) one disposal bag to dispose of the test kit in regular waste.

Fundamentally, our platform has the following four key attributes:

1. Robust target identification.

•

The first step of the development process is identification of the genetic target. The target is a small stretch of the pathogen’s genetic material that will be amplified and detected by our colorimetric assay. We have developed robust, proprietary in-house capabilities for identifying such targets for a broad range of pathogens. Through our innovative platform, we are able to identify and test potential targets against large databases of available sequences of the pathogen of interest.

2. Colorimetric assay.

•

Amplification: Once targets have been identified, we can begin to design assays that allow for amplification and detection of these targets in patient samples. Amplification chemistry is the process by which a single copy of the target is copied to “amplify” its abundance, and the process helps detection chemistries identify the pathogenic target of interest in a sample. We use a form of amplification called LAMP. LAMP allows for target amplification powered by just two AA batteries, unlike other amplification methods which require more power.

•

Detection: Unlike most assay chemistries, which rely on the use of fluorescent signals to detect amplification, we use our proprietary colorimetric chemistry for detection. This eliminates the need for complex and expensive instrumentation. Using colorimetric detection, as amplification proceeds the color of the reaction changes and is monitored using inexpensive LEDs and photosensor elements.

3. Consumer-friendly test kit.

•

Usability: Our test kit brings centralized laboratory accuracy in an intuitive, consumer-friendly design that uses a simple, three-step “swab, stir, detect” sequence and comes with clear instructions and all the necessary components (including two AA batteries) to operate it. Furthermore, our test kit displays a clear result that users can correctly identify, thus eliminating the subjectivity of user confirmation. This minimalist design and workflow is intended to ensure high usability and broad accessibility, with the goal of enhancing our test kit’s appeal for decentralized, mass-population testing.

•

Designed for automated, low-cost manufacturing: Our test kits were specifically designed for low-cost production at scale. This was enabled by intentional design choices that allow for low-cost hardware by eliminating the need for pumps and valves. Colorimetric uses inexpensive LEDs, and photosensors. As we reach threshold production volume, our test kits were designed to be manufactured at costs low enough to be sold profitability to consumers, at a price point attracting significant OTC consumer purchase demand. Our purpose-built supply chain is expected to allow us to cost-effectively address mass-population infectious disease testing needs.

4. Flexible assay architecture.

•

In support of our goal to design and provide a platform with broad applicability, we designed our platform to allow us to adapt the test unit bases into which chemistries are run to the development of new assays addressing additional infectious diseases. We anticipate that our colorimetric detection in our test unit base can be used in a broad range of applications and that the test unit bases can be applied to other indications with minor modifications and an indication-specific disease pellet. Our platform is further capable of expanding the number of independent reaction chambers that in turn increases our ability to multiplex.

We believe the elements comprising our platform create test kits that, if approved, are capable of bringing accurate, reliable, on-the-spot infectious disease testing anywhere, at any time. We received an EUA from the FDA for our COVID-19 test kit in the POC, prescription at-home setting.

Benefits of our Platform

We believe our platform addresses historical challenges and unlocks the ability to provide mass-population infectious disease testing anywhere and at any time. Because our platform is designed to be portable and easy-to-use, people will be able to take the test anywhere, including at home. This would greatly reduce the burden and risks placed on public health facilities when people would otherwise travel to them for testing. Since our easy-to-use platform has been designed to provide results quickly, people will also quickly know if they are potentially infectious and can immediately begin avoiding contact with others to mitigate disease spread.

We believe our platform combines the benefits of accuracy and reliability of a centralized laboratory test with the speed, ease of use and affordability of an antigen test. According to many virologists, the most important time to mitigate the spread of infectious disease is early in its infectious period, but in a typical influenza scenario, a patient generally waits to get tested until a few days after symptom onset. We believe that testing both suspected cases and asymptomatic people, accurately detecting infection early and giving people an opportunity to isolate and treat early provides a critical opportunity to mitigate the spread of infectious disease. With our platform’s proprietary technology, we designed our test kits to detect infections early, therefore mitigating the spread of an infectious disease and filling an important gap in the current testing infrastructure. Our test kits’ portability and ability to deliver on-the-spot results make it possible to administer in places not equipped for POC testing. Eventually, we expect our test kits, if approved, to become widely available for testing at other high-traffic locations, such as large venues, airports, train stations, malls and museums. We also anticipate employers, local governments, school districts, businesses and travelers can use our test kit, if approved, to frequently and affordably test themselves and others before engaging in large gatherings, travel and in-person school and office work.

We believe our platform is designed to benefit stakeholders through a testing platform that has the following characteristics:

•

Molecular accuracy. Accurate testing, which we measure using LoD, is paramount in mitigating the spread of infectious diseases. A test’s ability to detect if someone is infectious is dependent on the test’s LoD: a measure of how much virus is required for the test to generate a positive result. With an LoD of 900 cps / mL VTM equivalent, our COVID-19 test kit has a comparable LoD to other known high sensitivity PCR assay tests, including those offered in centralized laboratories. In contrast, antigen tests are not as sensitive and will only yield positive results for people with a high viral load, meaning they can return negative results even in people at the start of infection who may be contagious. This is why antigen tests are often limited to use among individuals in their first seven days of symptoms and include labeling guidance that antigen tests are not diagnostically definitive and may require follow-on confirmatory molecular testing. Achieving the right level of sensitivity is important: at the beginning of an infection, a high enough sensitivity is needed to accurately pinpoint when a person is contagious despite having a lower viral load, and later in infection a low enough sensitivity is needed to avoid assigning a positive result to a person who has long recovered and stopped being contagious. Unlike other tests on the market, our COVID-19 test kit is designed to deliver a reliable result across the entire disease spectrum with the potential to provide a public health benefit of accurate results at the critical early stages of infection.

•

Simple, intuitive test kit. We designed our test kits to have a consumer-friendly, three-step “swab, stir, detect” sequence and come with clear, one-page instructions and all the necessary components, including two AA batteries, to operate the test and obtain the result. Our proprietary colorimetric technology and proprietary buffer display the result in a light-up display that is clear and easy to read. Further, the single-use nature of our test kit eliminates the need for clean-up and testing slowdown often associated with centralized laboratory or POC tests. In our usability studies, approximately 97% of users said our COVID-19 test kit met or exceeded their expectations with regard to ease of use, whereas many molecular tests require specialized equipment and trained personnel for operation.

•

Portable ‘swab-to-result’ within 30 minutes. Our COVID-19 test kit is approximately 2” x 2” x 2” and fits in the palm of a hand. It was designed to produce a clinically relevant COVID-19 result within 30 minutes, with the potential for a positive COVID-19 result in as few as 11 minutes. Portability and a quick time to result is beneficial when dealing with infectious diseases like COVID-19 and influenza as it allows people to take the test anywhere, quickly determine if they are infected, quarantine if needed and thereby reduce infection rates. One of the critical issues with testing during the COVID-19 pandemic has been the time required to receive results – our COVID-19 test kit is designed to address this challenge by providing a clinically relevant result within 30 minutes. Molecular tests completed in centralized laboratories can take days or weeks to report results, and antigen tests often require follow-on confirmatory tests, making their time to results slower and less clinically relevant.

•

Affordable. We have purpose-built and designed our test kits to not have additional instrument costs and be a single, portable unit that can be manufactured and affordable at scale. At initial OTC launch, pending EUA authorization, we believe we will be able to offer a test kit at a price that is nearly equivalent to our current POC test pricing. Eventually, if we achieve scaled production, we believe we will be able to economically produce our COVID-19 test kits at a cost that enables us to be at a consumer appropriate retail price. Our POC pricing is priced at a modest premium to other POC tests, and we believe our test kit will differentiate us from our POC competitors.

•

Flexible with potential for broad applicability. Our goal was to design and provide a robust testing platform with broad applicability for mass-population testing for infectious diseases. While our initial focus is within respiratory diseases, namely COVID-19 and influenza, we built our platform to be flexible and applicable to additional assays using the same core test kit. Specifically, our platform is capable of multiplexing, meaning multiple assays can be put on a single test kit. As an example of our platform’s agility and robustness, we leveraged over half a decade of research and development of our test kit and expertise in target identification and assay development for influenza into a test kit for COVID-19. We intend to pursue additional indications in the future, including other infectious diseases such as STIs and respiratory syncytial virus, and believe this component of our strategy and business model will be a core value driver for us over the long term.

Clinical Performance and Data

We have conducted a number of clinical trials to support our clinical performance as well as aggregate real-world patient data in order to support our initial FDA EUA application, which we filed on October 22, 2020, and our initial EUA for our COVID-19 test kit, which we received from the FDA on November 17, 2020. Subsequently, we completed a follow-on Community Testing study under the same protocol as the prior study used to submit our first EUA to include asymptomatic individuals. This data was submitted to FDA to support the expansion of our POC and prescription at-home EUA to include asymptomatic individuals and was also used to support a new EUA submission for OTC non-prescription use. Based on our clinical work completed to-date, we believe that our COVID-19 test kit shows the following key attributes:

•	Real world data supporting on-the-spot testing, portability and clinical utility.
•	Molecular accuracy performance on-par with known high sensitivity PCR centralized laboratory tests.
•	High usability across a broad population set including age.

Real World Data Supporting On-The-Spot Testing, Portability and Clinical Utility

Community Testing Studies

We have now completed two clinical trials, which we call our Community Testing Studies, to establish the clinical performance of our COVID-19 test kit under the intended use conditions. The first Community Testing Study was conducted among symptomatic individuals and was used to support the our first EUA submission.  The second Community Testing Study was conducted as a follow-on study among asymptomatic individuals and was used as a basis to support the most recent EUA submissions.  In the symptomatic study, we enrolled COVID-19 known positive patients as well as symptomatic people not experiencing fever so long as they were experiencing at least three CDC COVID-19 symptoms and at least one symptom was either cough, shortness of breath and/or new loss of taste or smell. In the asymptomatic study, only asymptomatic subjects were enrolled.  Across both studies, subjects were tested outside their residence, and in the asymptomatic study, some tests were performed at a pop-up study clinic. All enrolled subjects independently collected their nasal swab samples and ran our test. All subjects then collected a second nasal swab sample that was run in Sutter Health Shared Labs and the results were compared to the Hologic Panther Fusion.

A total of 404 subjects were enrolled across both of our Community Testing Studies. Our COVID-19 test kit achieved 92% (121/132) positive percent agreement, or PPA as compared to the Hologic Panther Fusion across all samples, and a 96% PPA (49/51) with discrepant testing.  Excluding samples with very low levels of virus that possibly no longer represented active infection (10 samples with cycle thresholds greater than 37.5 Ct), we achieved a 97% (118/122) PPA.  The Ct value is the number of cycles required to detect the viral target, and running more cycles (a higher Ct value) reflects detection of a lower amount of viral material. The 95% confidence intervals, or CI, for the total PPA were 85.5% to 98.4%.

Our negative percent agreement, or NPA, was 98%. The 95% CI for the total NPA were 89.4% to 99.9%. There was one invalid result in this trial (0.99%) that resulted in a retest, and two additional retests (1.98%) that were due to user errors where study staff prematurely provided a second test kit prior to letting the test complete to a possible invalid result. The following table summarizes the results of our Community Testing Studies using the Hologic Panther Fusion as a comparator:

	Total Subjects			Subjects with Ct ≤ 37.5

	PPA	NPA	Accuracy	PPA	NPA	Accuracy

Symptomatic	94% (48/51)	98% (49/50)	96% (97/101)	100% (45/45)	98% (49/50)	99% (94/95)

Asymptomatic	90% (73/81)	98% (218/222)	96% (291/303)	95% (73/77)	98% (218/222)	97% (291/299)

Total	92% (121/132)	98% (267/272)	96% (388/404)	97% (118/122)	98% (267/272)	98% (385/394)

The graph below depicts our PPA summary from our Community Testing Studies comparing our COVID-19 test kit head-to-head to our FDA EUA authorized high sensitivity comparator, the Hologic Panther Fusion. The graph below shows Ct values of reference positive samples from our Community Testing Studies. Green color is used to show that our test result matched the Hologic Panther Fusion positive result. Grey color is used to show that our test result did not match the Hologic Panther Fusion reference test result. Ct values are shown in ascending order.

Clinical Usability Data from our Community Testing Studies

Our Community Testing Studies also included usability measures in both their case reporting form to record swabbing attributes, as well as a patient questionnaire to assess overall usability and instructions clarity. Usability results from both our Community Testing Studies demonstrate that our COVID-19 test kit is easy to use and that 100% of enrolled subjects have been able to successfully run our COVID-19 test kit. Our Community Testing Study usability data is in line with our prior human usability study results, where approximately 96% of subjects stated that our COVID-19 test kit was “Easier or About What They Expected” and approximately 92% of subjects stated our instructions manual was “Extremely or Very Clear and Understandable.”

Performance Summary

Results from our Community Testing Studies were submitted to support our FDA EUA applications for our COVID-19 test kit. The Community Testing Studies, which utilized the Hologic Panther Fusion as a comparator assay, achieved a 92% (121/132) PPA calculated across all samples and 97% (118/122) PPA achieved among all samples at or below the Ct value of 37.5. These results exceeded the FDA template objective of greater than 80% PPA for prescription at-home and POC use and greater that 90% PPA for OTC use. While our 98% (267/272) NPA was slightly below the FDA template of 99% NPA objective, the result is comparable to the reported NPA for many other EUA-authorized assays.

Moreover, all clinical data for our COVID-19 test kit were gathered in prospective trials conducted outside of clinical settings, which simulated the real-world use conditions. Therefore, the performance data obtained in these clinical trials are expected to be representative of the assay performance in the field.

Further, the Community Testing Studies demonstrated that our COVID-19 test kit can easily and successfully be used by untrained users in a home and non-laboratory setting. With the exception of three senior living residents over the age of 80, all of the enrolled subjects in the Community Testing Studies used our COVID-19 test kit on their own, using our instructions manual provided with our COVID-19 test kit. In our symptomatic study, many of these users were noticeably symptomatic and not feeling well and all of them conducted this test standing outside their residence. In addition, we have worked with nearly 1,000 users to optimize our COVID-19 test kit workflow and instructions manual.

We had also begun a study with Sutter Health, or the Sutter Health Trial, prior to initiating the first symptomatic Community Testing Study, but enrollment was negatively impacted by the California wildfires and it was not possible to complete the study objectives within the authorized study timeframe.  Because the first Community Testing Study provided sufficient data for our first FDA EUA submission, the time frame for the Sutter Health Trial was not extended. The Sutter Health Trial only enrolled 2 COVID-19 positive subjects before it was closed out and both samples matched the test result provided by the Hologic Panther Fusion.

Cleveland Clinic Clinical Trial

The Cleveland Clinic Clinical Trial is near completion and we expect to close out this study in the second quarter of 2021. Our COVID-19 test kit was compared to the CDC SARS-CoV-2 assay in this clinical trial. Our data for this clinical trial, summarized in the table below, are through March 1, 2021 and are interim in nature.  There have been three invalids in the Cleveland Clinic Clinical Trial.

	Comparators
Our COVID-19 Test Kit	Positive	Negative	Total
Positive	58	2	60
Negative	2	29	31
Total	60	31	91
Positive Percent Agreement (PPA)			97%
Negative Percent Agreement (NPA)			94%

Molecular Accuracy Performance On-Par with Centralized Laboratory Tests

Limit of Detection—Analytical Sensitivity

As previously described, LoD is the defining measure of an assay’s ability to reliably detect the presence of a specific target, such as viral RNA or protein. It is defined as the lowest target concentration at which the assay is able to generate a positive result more than 95% of the time. Molecular assays tend to have lower LoD, which equates to higher sensitivity resulting from their nucleic amplification. This provides a significant sensitivity or LoD advantage compared to antigen tests which do not amplify or multiply the viral sample.

The chart below shows the distribution of LoDs among 185 FDA-authorized molecular assays on a cps / mL VTM equivalent basis. The most accurate molecular assays have an LoD of 1,000 or less cps / mL VTM equivalent basis. While our COVID-19 test kit utilizes a direct swab method whereby the swab goes directly into the sample vial and does not require VTM, our LoD is 900 cps / mL VTM equivalent, placing it among one of the most accurate molecular assays currently available. Our LoD, like other high-performing, known high-sensitivity molecular assays, is also significantly more sensitive than antigen assays. Plot points higher in the graph are lower LoD which is more sensitive and considered more accurate.

FDA EUA molecular COVID-19 assays have a median LoD of 1000 cps / mL VTM equivalent
Virus
Purified RNA
Synthetic RNA
LUCIRA HEALTH
900 cps /mL VTM equivalent
LOD (TCID50 /mL of VTM Equivalent)
0.01
0.10
1.00
10.00
100.00
LOD (cps/mL of VTM Equivalent)
10
100
1,000
10,000
100,000
ANTIGEN TEST
(n = 9)
MOLECULAR TEST
(n = 185)

(1)

The FDA’s EUA regulatory environment for COVID-19 tests is rapidly changing. This chart references data as of November 2020 with the exception of the addition of prescription at-home and OTC sample-to-result tests authorized through March 15, 2021.

To support our LoD for our FDA EUA submission, we followed the FDA’s template guidance for calculating LoD. Quantified heat-inactivated SARS-CoV-2 virus was serially diluted in a natural nasal swab matrix, 35 µL was pipetted onto a fresh, unused nasal swab and run on two test kit lots. The LoD for the test kit was determined by testing three target concentrations on each lot of test kits. For each lot, each concentration was tested in replicates of seven test kits by three unique operators, for a total of 21 replicates per concentration. The LoD for each lot was separately determined as the lowest concentration of genome copy equivalents per swab that yielded greater than 95% positive results. The preliminary LoD for the test kit was defined as the highest LoD of the two lots.

The following table summarizes our LoD data submitted to the FDA:

Genome Equivalent / Swab (per reaction)	Positive/Total Valid			Percent Positive
	Preliminary Lot 1	Preliminary Lot 2	Confirmatory	Preliminary Lot 1	Preliminary Lot 2	Confirmatory
2,700(1)	20/21	20/21	20/20	95.2%	95.2%	100%
1,350	18/21	20/21	—	85.7%	95.2%	—

(1)	2,700 cp / swab is determined as LoD and is equivalent to 900 cps / mL of VTM equivalent assuming 100% elution of the swab in 3 mL of VTM.

The LoD for Lot 1 was determined to be 2,700 copies per swab, while Lot 2 was 1,350 copies per swab. As such, 2,700 copies per swab was reported as the preliminary LoD. The LoD was confirmed by testing 20 replicates at the preliminary LoD concentration on a single lot. All 20 of 20 test kits at this concentration were positive.

High Usability Across a Broad Population Set

Overview and Methodology

In addition to our Community Testing Studies, we conducted an FDA EUA human usability study among a total sample of 398 healthy, non-symptomatic users to evaluate the ability of various ages, ethnicities and education levels to successfully run our COVID-19 test kit. This usability work was completed across two clinical trials as a second trial to include parent-assisted collections of minors was added after reviewing the FDA template published on July 29, 2020.

Prior to these usability studies, we conducted extensive usability work involving nearly 500 people in five locations and three states (California, North Carolina, and Ohio) in the beginning of 2020. These prior studies provided an opportunity to optimize our COVID-19 test kit workflow and instructions manual prior to conducting the FDA EUA human usability study to support our EUA for our COVID-19 test kit.

Results

Overall, we achieved the FDA EUA submission human usability study endpoints among all English-speaking subjects aged 14 and older. The only age cohort that did not sufficiently meet the desired length of time swabbing during self-collection endpoint were younger teens aged 12 to 13, and this age cohort was not included in the first EUA indicated population for self-collection for prescription at-home use.

Usability Endpoint 1: Ability to Follow the Instructions to Start Our COVID-19 Test Kit

Our human usability study showed 100% of users aged 14 and above were able to follow the instructions to start the test running (successfully perform our COVID-19 test kit from beginning to end), exceeding the 95% endpoint objective. These results demonstrate our COVID-19 test kit can be performed by untrained users of a broad range of ages. These results are further corroborated by additional ease of use and instructions clarity data with respect to our proposed instructions manual as follows:

•	97% (340/352) rated their experience as “Easier or About What They Expected”.
•	Nearly 100% of users rated the overall test kit instructions (351/352) as sufficient to be able to understand how to perform the test.
•

94% of users (330/352) rated the instructions as “Extremely or Very Clear” and only one 12-year old user (1/352) rated the instructions as “Not Very or Not At All Clear” (bottom two scores on a 1-5 scale).

•	After using our COVID-19 test kit, 100% (352/352) of users across all age cohorts expressed confidence they could run the test at home on their own.

Usability Endpoint 2: Test Results Interpretation

We conducted test results interpretation among adults only. Teens were not asked to interpret results as we expected that parents or guardians would be involved in the interpretation of the test results for minors. For this portion of the usability study, users were shown all three possible test results—positive, negative and invalid—in randomized order and asked to interpret each result. An invalid result is the term to describe a result that cannot be interpreted as being either “positive” or “negative.” Invalid results occur when a sample cannot be read or interpreted. They do not mean that a device has malfunctioned or failed, but rather are events that are known and expected to occur with in-vitro diagnostic tests. When an invalid result occurs, the patient needs to have a new sample tested.

The image below shows the display sample we asked our subjects to interpret. We achieved 100% test results interpretation accuracy.

Usability Endpoint 3: Quality Nasal Swab Self-Collection

We studied two objectives related to our third endpoint – obtaining a quality nasal swab self-collection. The first objective was related to swabbing both nostrils. Our usability study results showed 99% of adults aged 18 and older, 98% of parents collecting on their children and 95% of teens aged 14 to 17 achieved the first objective of this endpoint.

The second objective was related to swabbing time. Adults aged 18 and older exceeded this objective of having a total swabbing time in both nostrils of at least 10 seconds, with 92% of adults having a swabbing time of at least 11 seconds and a median swabbing time of 18 seconds. Teens aged 14 to 17 were very close on this endpoint with 92% of older teens having a swabbing time of 9 seconds and a median swabbing time of 17 seconds. Parents also were very close on this endpoint with 90% of parents having a child collection swabbing time of 9 seconds and a median swabbing time of 13 seconds.

This swabbing data which shows that users were successfully able to self-collect a nasal swab sample is further corroborated by the following additional usability study data:

•	99% of users rated the swab step instructions (348/352) as sufficient to be able to understand how to do the swab step.
•	95% of users rated the swab step as “Not Very or Not At All Hard” (easiest two responses on a 1-5 scale).

Our most recent FDA OTC EUA submission includes adult collections in children ages two to 13.  We had provided this parent collection data to FDA with the Company’s first EUA submission in November 2020. However, we did not seek an adult/parent collection indication in children with our first prescription at-home EUA. The FDA views our parent collection usability data as sufficient to support the adult/parent collection in children ages two to 13 in our OTC EUA submission and did not require any additional usability study data beyond what was included in our initial FDA EUA submission. Our usability study demonstrated that parents were successfully able to collect a nasal swab sample among the 52 parents enrolled in our usability study as described above.

Previous Clinical Development

In the fall of 2019, we submitted to the FDA a dual 510(k) and Clinical Laboratory Improvement Amendments, or CLIA, waiver submission for an influenza test kit based on clinical trials conducted in June 2018 in Santiago Chile and during the 2018 to 2019 influenza season in the United States. Applying discrepant analysis, both studies showed strong assay performance with specificity and sensitivity for influenza A and B viruses at or above 95%. However, there were two issues that led us to eventually withdraw our submission. First, the comparator did not detect influenza virus A as well as our assay did, thus negatively and artificially lowering our influenza virus A specificity to 92% in the study. When applying discrepant resolution, our influenza virus A specificity improved to 97%. Running this study with a single comparator that did not correctly identify at least 35 specimens as true positives hindered our ability to obtain a CLIA waiver clearance because the FDA threshold for specificity is 95%. Second, there was a higher than anticipated rate of invalids at nearly 10%. Root cause analysis showed greater than half of the invalids were related to prototype manufacturing quality issues and, importantly, were not related to fundamental assay performance. We believe these issues have since been resolved and our influenza assay’s invalid rate is now less than 5%. After receiving an additional information letter from the FDA in January 2020 primarily regarding these issues, we withdrew our submission and turned our focus to COVID-19 assay development.

The following table shows our influenza clinical data from our 2018 and 2019 clinical trials in Chile and the United States.

	Quidel Solana Comparator
	2018 Chile	2018/19 US(1)
Enrolled	n=470, 6 sites	n=1,102, 23 sites
Influenza Virus A Sensitivity	95%	98%
Influenza Virus A Specificity	95%	97%(2)
Influenza Virus B Sensitivity	97%	100%(3)
Influenza Virus B Specificity	98%	98%

(1)	This column shows the final performance taking into account discrepant resolution and data from additional banked influenza B specimens.
(2)	This analysis does not include false positives that discrepant testing confirmed were actual true positives.
(3)	63 additional banked samples tested.

We have not yet commenced our clinical work relating to our combination COVID-19 and influenza test kit.

Sales and Marketing

If we receive EUA OTC authorization, we believe we will have a first mover advantage as one of the first single-use molecular COVID-19 test kits authorized by the FDA under an EUA, and we deliver PCR quality accuracy in 30 minutes or less. Pending EUA authorization, we intend to leverage this position with a strong direct to consumer launch campaign beginning in the second quarter of 2021. Our OTC launch will focus on driving broad brand awareness and usage across U.S. households supported by national television advertising and a multi-channel marketing program. We will initially launch in the ecommerce channel and we expect to add retail distribution by the second half of 2021.  We also see business to business, or BTB, partnerships such as professional sports teams, travel and leisure companies and employer programs emerging as an important sales channel. Pending EUA authorization, we expect the OTC business to develop as a cash pay business.  Our OTC launch, if authorized, will be supported by experienced agencies who have deep expertise in driving brand awareness and revenues across both digital and retail channels.

Alongside OTC, pending EUA authorization, we will continue to develop the POC and prescription at-home business.  Where our COVID-19 test kit is being used in a large healthcare setting, it is being used with high satisfaction.  Additionally, we will be selling direct to physicians on our website.  We believe there is ample opportunity to provide a COVID-19 testing solution both to large healthcare networks and directly to physician practices.  The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, provides a basis for reimbursement for all COVID-19 diagnostic testing, when medically appropriate.  Our COVID-19 test kit, when used in POC settings, is presently reimbursed under the rapid molecular test category.

Further, we plan to place our COVID-19 test kit into national pharmacy distribution by the second quarter of 2021 so that any physician can prescribe it for prescription at-home use.  The CARES Act, as noted, provides a basis for reimbursement for all COVID-19 diagnostic testing, when medically appropriate.  This establishes a basis for prescription at-home use of our test kit to be reimbursed, although prescription at-home use is not yet reimbursed by CMS. Our sales team currently consists of a Vice President of Sales to lead our OTC and POC efforts. During the remainder of 2021, we expect to hire additional sales representatives to support anticipated OTC national accounts, OTC BTB partnerships, and large healthcare providers and payors. Our direct to physician sales will be supported by an inside sales telehealth team and our customer support team.

Subsequently, we plan to launch an added value combination COVID-19 and influenza test kit into the prescription at-home and POC channels. We are still evaluating alternatives for international expansion and we may decide to either partner through a distributor or go direct.

COVID-19

If we receive OTC EUA authorization, we intend to market and sell our COVID-19 test kit in the OTC channel in both ecommerce and retail distribution.  Being one of the first FDA EUA authorized single-use molecular test with PCR quality molecular accuracy provides us with an opportunity to establish a leadership position in anyplace, anywhere testing.  We plan to drive broad brand awareness and usage through a multi-channel media program that includes both national television advertising and coop programs with national retailers.  We will also cultivate partnerships in the professional sports, travel & leisure and employer segments where ongoing COVID-19 negative verification testing demand is expected to grow.  We expect to hire three to four additional sales reps to support our national retail, ecommerce and BTB business.

Additionally, we will continue to market and sell our test kit in the POC setting through partnerships with healthcare systems, national payors, and direct to physician sales.  Importantly, our test kit is the first COVID-19 test with an FDA EUA that allows patients to test themselves and receive results for COVID-19 at home. We expect to hire an additional two sales reps to support our POC and prescription at home business.  Our direct to physician sales will be supported by our internal sales team.

We plan to continue conducting additional clinical trials which provide strong commercial claim support in two areas: (1) establishing our COVID-19 test kit as the COVID-19 test relied on and preferred by doctors in hospitals; and (2) to further differentiate our strengths compared to antigen tests. We expect to hire experienced marketing professionals to lead our brand development and support our brand development on ecommerce platforms.

Influenza

We plan to eventually apply directly for OTC approval for influenza and expand into influenza with the efficiency of a line extension leveraging our then existing customer relationships.

Research and Development

As of December 31, 2020, our research and development, or R&D, team consisted of 20 people conducting research and product development activities. Our R&D team has been working on developing our platform over the last seven years and have optimized the device design, performance and usability over the course of several clinical and pre-clinical studies. Our R&D team is focused on three core areas: creation of new products for existing markets and unmet needs, advancing our innovation pipeline to further advance our differentiated platform product offerings, and sustaining engineering and cost reduction initiatives that continually improve device performance and lower our cost to manufacturer product. We have strong capabilities such as mechanical and electrical engineering, fluidics and software design in our engineering team and assay development, biochemistry, microbiology and bioinformatics in our assay development team.

Our main priorities are the continued development of additional indications, including other infectious diseases such as STIs and respiratory syncytial virus and initially focusing on a combination COVID-19 and influenza test kit. We are in the early stages of determining our platform’s applicability for other respiratory diseases.

Manufacturing and Supply

We leverage a combination of internal and external manufacturing capabilities to manufacture the various components of our finished test kit. We have chosen to partner with Jabil, a leading global manufacturing solutions provider offering capacity expansion, sourcing expertise, and automation capabilities. We plan to make additional investments to increase capacity through automation and expansion of our manufacturing footprint through our outsourced manufacturer. We created an equipment and process platform with the capability to be systematically replicated in a short time period to expand manufacturing capacity. Our primary manufacturing locations for the test unit base and sample vial production are in California as well as in Jabil’s facilities in Michigan with further expansion plans currently underway to enable significant scale up including in the Dominican Republic in the second quarter of 2021. In the future we intend to primarily rely on third-party suppliers to manufacture our test kits. Outsourcing to third parties provides us expertise and capacity necessary to scale up or down based on demand for our test kits. We have begun manufacturing activities with Jabil with a goal of establishing increased scale by the second half of 2021. We continue to investigate opportunities to enhance manufacturing capacity and efficiency to align with anticipated demand.

We have an established supply chain, based primarily in the United States. Many of the critical components are dual sourced with alternate suppliers identified and qualified. We have sourced and will continue to source test kit components, molds, reagents and other test kit materials from a limited number of suppliers or, in many cases, a single supplier. For example, our molds and many of our reagents are sole-sourced. In addition, we rely solely on Promega Corporation and New England BioLabs, Inc. for the supply of our current enzymes and primers. We intend to put in place framework agreements with certain of our single-source suppliers, including Promega Corporation and New England BioLabs, Inc., under which third-party contract manufacturers and/or suppliers will generally provide us with necessary quantities of such materials based on our development and commercial needs. As we advance our COVID-19 test kit through development, we are considering our lack of redundant supply for our current enzymes and primers in particular to protect against any potential supply disruptions. Our modular manufacturing approach coupled with our agile supply chain would provide us the flexibility to scale in-house with any partner.

Our manufacturing process and Jabil’s facilities and manufacturing processes are designed to comply with FDA’s Quality Systems Requirements and enable us to market our COVID-19 test kit into the clinical diagnostics and testing markets. Jabil operates its facilities in conformance with a variety of International Organization for Standardization, or ISO, certifications, with most of our healthcare facilities’ quality management systems meeting ISO 13485. We are licensed by the State of California to manufacture and distribute our test kits.

Manufacturing Services Agreement with Jabil

On September 10, 2020, we entered into a manufacturing services agreement, or the Jabil MSA, with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with our specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without our prior written consent. We are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast.

We are obligated to pay Jabil upon issuance of a purchase order based on a volume pricing matrix, pursuant to which Jabil will review the actual purchases during the then-ending quarter and compare against the forecasted orders in the upcoming quarter. If Jabil determines that the actual purchases correspond to a different pricing band in the volume pricing matrix, Jabil will either issue (a) a credit for any excess price paid by us if the actual price is lower than the invoiced price or (b) an invoice for any shortfall if the actual price is higher than the invoiced price. Jabil may adjust the volume pricing matrix to reflect changes in costs on the first anniversary of its notice to us that production qualification can commence, or after the addition of new equipment or labor.

The agreement is for an initial term of three years and automatically renewed for successive periods of one year, subject to either party’s notice of intent not to renew, delivered at least 180 days prior to the expiration of the then-current term. The Jabil MSA may be terminated at any time upon the mutual written consent of the parties. In addition, the agreement may be terminated by either party (a) at will upon at least 180 days’ written notice to the other party, (b) for cause based on a material breach by the other party, subject to a 30-day cure period and (c) for certain bankruptcy or insolvency events enumerated under the agreement.

Technology Services Agreement with Jabil

On September 10, 2020, we also entered into a technology services agreement, or the Jabil TSA, with Jabil, pursuant to which Jabil will use commercially reasonable efforts to perform certain technical services related to the development of components, assemblies and systems in relation to each project under the agreement as set forth in one or more statement of work, which may include our COVID-19 test kit and any of our future product candidates.

We are obligated to pay Jabil all amounts as set forth in each statement of work, which will specify the timeline and schedule for the performance of each service, the compensation to be paid by us to Jabil and other relevant terms and conditions.

After the initial term of three years, the Jabil TSA will automatically be renewed for successive periods of one year unless a party provides the other party with notice of its intention not to renew the agreement at least 180 days prior to the expiration of the then current term. Either party may terminate the Jabil TSA at any time upon the mutual written consent of both parties. In addition, the agreement may be terminated by either party (a) at will upon at least 180 days’ written notice to the other party, (b) for cause based on a material breach by the other party, subject to a 60-day cure period and (c) for certain bankruptcy or insolvency events enumerated under the agreement.

Reporting

In order to facilitate the rapid and thorough public health response to the COVID-19 pandemic, the CARES Act requires every laboratory that performs or analyzes a test that is intended to detect SARS-CoV-2 or to diagnose a possible case of COVID-19 to report the results from each such test to the Secretary of the U.S. Department of Health and Human Services, or HHS. The CARES Act also authorized the HHS Secretary to identify the form and manner, as well as the timing and frequency, of such reporting. Based on subsequent guidance issued by the HHS on June 4, 2020, all laboratories, including testing locations operating as temporary overflow or remote locations for a laboratory, and other facilities or locations performing testing at POC or with at-home specimen collection related to SARS-CoV-2, will report data for all testing completed, for each individual tested, within 24 hours of results being known or determined, on a daily basis to the appropriate state or local public health department based on the individual’s residence.

In the POC setting and with our prescription at-home product, health care providers will be responsible for test results reporting to public health agencies according to federal, state and local regulations.  To facilitate this reporting, we expect to provide two methods to facilitate such reporting, including through an on-package photo guide that would allow users to upload results to secure physician portals and through a dedicated physician HIPAA compliant web-based test results reporting portal.

For OTC, pending EUA authorization, we have developed a secure portal named LUCI that is a text-based interface that is designed to allow users to easily receive a verified test result (LUCI Pass) on their phone and transmit their test result to the relevant public health authorities.

Reimbursement

Coverage and reimbursement for our COVID-19 test kit will vary by setting of care, payor type, and region. In the United States, healthcare providers that purchase our COVID-19 test kits will likely look to various third-party payors, such as Medicare, Medicaid, private commercial insurance companies, health maintenance organizations, accountable care organization, or ACOs, and other healthcare-related organizations, to cover and pay for the COVID-19 test kits. Sales volumes and prices of our COVID-19 test kits will depend in large part on the availability of coverage and reimbursement from such third-party payors.

The CARES Act provides coverage for FDA EUA authorized COVID-19 tests when such tests are medically appropriate and ordered by a healthcare provider. Presently, COVID-19 testing coverage exists for tests run in clinical labs and POC settings. Under the EUA we received, our COVID-19 test kit is eligible for reimbursement in POC settings as a molecular POC test. While a coverage and reimbursement pathway is not yet in place for prescription at-home use, the CARES Act provides a basis for coverage by health plans and group health insurers in this channel. We are working with CMS to establish a reimbursement pathway for prescription at-home use.

CMS covers medically appropriate COVID-19 testing and currently reimburses $100 for high throughput laboratory tests to detect the SARS-CoV-2 virus if they return results within two days, $75 for such high throughput laboratory tests that take longer than two days to return results, $51 for such tests when not performed in high throughput laboratories (which would include our COVID-19 test kit) and around $42 for antibody tests. However, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to ensure profitability. We have active engagement with the relevant federal agencies regarding reimbursement status of our test. We continue to explore and enhance our coverage efforts with public and private payors.

For our POC indication, we expect to receive payment directly from POC customers and to not directly bill any third-party payors. For POC use, the success of our COVID-19 test kits will depend substantially on the extent to which the costs of our COVID-19 test kits will be covered by third-party payors, such as government health programs, commercial insurance and management healthcare organizations. These third-party payors decide which products will be covered and establish reimbursement levels for those products.

Reimbursement will play a less important role in the success of our product sold through our OTC indication, if we receive EUA authorization. Furthermore, if we achieve automation at scale, it would allow us to achieve a cost structure that will eventually optimize value to the consumer at OTC, pending EUA authorization.

Competition

The diagnostic testing industry, especially for COVID-19, is highly competitive, and given the significant interest and growth in COVID-19 related diagnostic tests, we expect ongoing intense competition from different sources, including from manufacturers and producers of diagnostic tests, vaccines and therapeutic treatments.

In diagnostic testing, we anticipate facing competition from companies that have or are developing molecular tests (including centralized laboratory and POC tests) as well as antigen and antibody tests. In March 2021, the FDA issued an EUA to Cue for its OTC molecular COVID-19 test. Antigen tests in particular are a source of competition because they are rapid and are already in use across the United States for mass-population testing. For example, In December 2020, the FDA updated the Abbott BinaxNOW COVID-19 Ag Card antigen test to include prescription at-home use among people suspected of COVID-19 by their healthcare provider within the first seven days of symptom onset. In March 2021, the FDA issued an EUA to Quidel for its QuickVue COVID-19 antigen test to be used in the prescription at-home setting among people suspected of COVID-19 by their healthcare provider within the first six days of symptom onset.  In December 2020, the Ellume COVID-19 Home Test received an EUA from the FDA for OTC use; however, it is an antigen test and as seen in Ellume’s FDA labeling, healthcare professionals are advised that negative results and positive results in asymptomatic people should be considered presumptive and additional testing with a highly sensitive molecular COVID-19 test may be necessary. We face competition from companies developing at-home influenza tests, like Ellume, however we are currently not aware of FDA-approved influenza testing products available OTC. We also face competition from companies developing combination COVID-19 and influenza tests, including Quidel Corporation’s antigen combination test and a molecular combination test from Quest Diagnostics, Inc. We face potential competition from many sources, including academic institutions, public and private research institutions and governmental agencies. Competitors with diagnostic testing platforms include but are not limited to private and public companies, such as Abbott Laboratories, Cue, Danaher Corp., Bio-Rad Laboratories, F. Hoffman-La Roche Ltd., Becton, Dickinson and Company, Thermo Fisher Scientific, Inc., Siemens AG., BioMerieux SA, GenMark Diagnostics Inc., Qiagen, Sherlock Biosciences, Mammoth Biosciences, Everlywell, Inc., the CDC, Mesa Biotech, Inc., Quidel Corporation, Talis Biomedical Corporation, Visby Medical, Ginkgo Bioworks, Helix OpCo, LLC and Fluidigm Corporation. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into home sample collection.

In addition to competition from diagnostic testing companies, there are companies developing vaccines and therapeutic treatments for COVID-19 and influenza. From December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines. If existing or future vaccines are widely distributed and compliantly administered or if therapeutic treatments are identified and become widely used, then our testing opportunities and market interest may lessen or disappear.

We believe key competitive factors affecting our success in the POC rapid diagnostic market include pricing and reimbursement levels, time to result, ability to meet consumer demand, evidence of clinical performance and support by KOLs. We believe our portable, ‘swab-to-result’ molecular test kit that provides accurate, on-the-spot COVID-19 results within 30 minutes distinguishes us from our competitors.

Many of the companies against which we currently are competing or which we may compete with in the future have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical and clinical development, obtaining regulatory approvals and marketing approved test kits than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We expect competition to continue to increase as other established and emerging companies enter the market, as customer requirements evolve, and as new products, services and technologies are introduced. Moreover, the entrance of new competitors is being encouraged by governmental authorities, which are offering significant funding to support development of testing solutions for COVID-19. Some of our existing or new competitors may have strong relationships with current and potential customers, including governmental authorities, and, as a result, may be able to respond more quickly to new or changing regulatory requirements, new or emerging technologies, and changes in customer requirements. Our COVID-19 test kit may not compete favorably, and we may not be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

Our success is contingent in part upon the successful development and commercialization of our COVID-19 test kit and our other assays from our platform that prove to be more effective and convenient than competing products in our target indications. We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are faster, more convenient or are less expensive than our COVID-19 test kit or any other test kits that we may develop. Our competitors also may be quicker and/or more successful than us in obtaining FDA or other regulatory approvals for their products, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our commercially important technology, inventions and know-how, including our COVID-19 test kit and our influenza test kit, as well as our LAMP technology and any of our future test kits; to defend and enforce our patents; to operate without infringing, misappropriating or violating the proprietary rights of others; and to prevent others from infringing, misappropriating or violating our proprietary rights. We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. We also rely on know-how and continuing technological innovation to develop and maintain our competitive position. Notwithstanding these efforts, we cannot be sure that patents will be granted with respect to any patent applications we have filed or may license or file in the future, and we cannot be sure that any patents we own or license or patents that may be licensed or granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our test kits and technology. For more information regarding the risks related to our intellectual property, please see Part I. Item 1A, “Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report.

As of March 15, 2021, we owned four issued U.S. patents, seven pending U.S. utility patent applications, three issued foreign patents and 34 pending foreign patent applications. Our molecular diagnostic platform is covered by three issued U.S. method and device patents, which include claims directed at methods and compositions for carrying out the molecular diagnostic assays on our platform and device claims covering our molecular diagnostic platform device. Additionally, we owned seven pending U.S. patent applications covering aspects of the device and composition used to run our molecular diagnostic assays, including those for COVID-19 and influenza. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our issued U.S. and foreign patents are anticipated to naturally expire between 2035 and 2038, and our U.S. pending patent applications and pending PCT applications, if issued into patents, are anticipated to naturally expire between 2035 and 2039, excluding any additional patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees. Once a patent expires, patent protection ends and an invention enters the public domain allowing anyone to commercially exploit the invention without infringing the patent.

In addition, we hold design patents and patent applications that cover certain ornamental features of our platform device. As of March 15, 2021, we owned two allowed U.S. design patents, three pending U.S. design patent applications, nine European Community Design Registration applications, four Hong Kong design registrations, one Australian design registration and ten pending foreign design applications. Our allowed U.S. design patent and pending U.S. design patent applications, if issued into design patents, are anticipated to naturally expire between 2035 and 2037. Our foreign design registrations are anticipated to naturally expire between 2030 and 2045.

We cannot guarantee that patents will be issued from any of our pending applications or that issued patents will be of sufficient scope or strength to provide meaningful protection for our technology. Notwithstanding the scope of the patent protection available to us, a competitor could develop methods or devices that are not covered by our patents or circumvent these patents. Furthermore, numerous U.S. and foreign-issued patents and patent applications owned by third parties exist in the fields in which our test kits compete. Because patent applications can take many years to publish, there may be applications unknown to us, which may result in issued patents that our existing or future products or technologies may be alleged to infringe.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. We may need to engage in litigation to enforce patents issued to us, to protect our trade secrets or know-how, to defend against claims of infringement of the rights of others or to determine the scope and validity of the proprietary rights of others. Such litigation could be costly and could divert our attention from other functions and responsibilities. Furthermore, even if our patents are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. Adverse determinations in litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from manufacturing, selling or using the product determined to be infringing, any of which could harm our business. See Part I. Item IA, “Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report for additional information regarding these and other risks related to our intellectual property portfolio.

We also rely upon trademarks to build and maintain the integrity of our brand. As of March 15, 2021, we owned two U.S. pending intent-to-use trademark applications, one pending foreign trademark application in Canada and three foreign trademark registrations in Hong Kong, the Madrid Protocol and New Zealand. We also rely, in part, on unpatented trade secrets, know-how, continuing technological innovation, and confidential information, to develop and maintain our competitive position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, such proprietary rights are difficult to protect. We seek to protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information. However, these agreements may not provide meaningful protection. These agreements may be breached, and we may not have an adequate remedy for any such breach. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have implemented measures to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our test kits or to obtain or use information that we regard as proprietary. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see Part I. Item 1A, “Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report.

License Agreement with Eiken Chemical Co., Ltd.

In July 2020, we entered into a patent license agreement, or the Eiken Agreement, with Eiken Chemical Co., Ltd., or Eiken. Pursuant to the terms of the Eiken Agreement, Eiken granted us a non-transferable, non-assignable, sublicensable (to our affiliates), non-exclusive license under certain patents, which we refer to collectively as the Eiken Licensed Patents, relating, in part, to LAMP, to develop, make, use, sell, offer for sale and dispose of any reagent, product, kit, device, equipment and/or system for nucleic acid-based in-vitro diagnostic tests for detection of SARS-CoV-2, which causes COVID-19, which we collectively refer to as the Initial Licensed Products, in the United States. We also have limited have-made rights with respect to the Eiken Licensed Patents.

Under the terms of the Eiken Agreement, we also have an option to expand the license to the Eiken Licensed Patents for the Initial Licensed Products outside of the United States for a payment of additional fees. In addition, we also have an option to expand the license to the Eiken Licensed Patents for new targets beyond the purpose of testing COVID-19 in the United States, which we collectively refer to as the Additional Licensed Products, and together with the Initial Licensed Products, the Licensed Products, for a payment of a one-time fee for each Additional Licensed Product and an additional fee for the expansion of the licensed territory outside of the United States for each Additional Licensed Product.

As partial consideration of the rights granted to us under the Eiken Agreement, we made a one-time upfront payment to Eiken of $23,778. We are also required to pay Eiken $24,141 (based on the December 31, 2020 conversion ratio of 103.56 yen to one U.S. dollar) by July 2021. In addition, we are obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products.

The Eiken Agreement will terminate on the expiration date of the last to expire valid claim of the Eiken Licensed Patents in all countries, the latest of which is June 2031. We may also terminate the Eiken Agreement at any time upon a certain number of days’ prior written notice to Eiken after Eiken has received the payment due July 2021 mentioned above and all royalties accrued up to the termination date. Eiken may terminate the Eiken Agreement upon (1) not receiving any royalties on Licensed Products for a certain period of time after we commence sale of such Licensed Product, (2) a breach by us or our affiliates that is not cured within a certain number of days after receiving written notice of the breach, (3) our bankruptcy or insolvency or certain other bankruptcy or insolvency events, (4) the assignment or attempt to assign the Eiken Agreement by us in violation of the Eiken Agreement or (5) a challenge by us or our affiliates of the validity of any of the Eiken Licensed Patents.

Government Regulation

Regulation of Medical Devices in the United States

Our product candidates and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act of 1938 and its implementing regulations, collectively referred to as the FDCA, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance.

The FDA regulates the development, design, pre-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution of medical devices in the United States to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as FDA refusal to approve pending premarket applications, issuance of warning letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a premarket approval, or PMA, or grant of a de novo request for classification. During public emergencies, FDA also may grant emergency use authorizations to allow commercial distribution of devices intended to address the public health emergency. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to provide reasonable assurance of its safety and effectiveness. Classification of a device is important because the class to which a device is assigned determines, among other things, the necessity and type of FDA review required prior to marketing the device.

Class I devices include those with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to the FDA’s “general controls” for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events and malfunctions through the submission of Medical Device Reports, or MDRs, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials. Some Class I or low risk devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

Class II devices are moderate risk devices subject to the FDA’s general controls, and any other “special controls” deemed necessary by the FDA to ensure the safety and effectiveness of the device, such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process, though certain Class II devices are exempt from this premarket review process. When required, the manufacturer must submit to the FDA a premarket notification, or 510(k), submission demonstrating that the device is “substantially equivalent” to a legally marketed predicate device, which in some cases may require submission of clinical data. Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees. If the FDA determines that the device, or its intended use, is not substantially equivalent to a legally marketed device, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements.

Class III devices include devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and devices deemed not substantially equivalent to a predicate device following a 510(k) submission. The safety and effectiveness of Class III devices cannot be reasonably assured solely by general or special controls. Submission and FDA approval of a PMA application is required before marketing of a Class III device can proceed. As with 510(k) submissions, unless an exemption applies, PMA submissions are subject to user fees. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application, which is intended to demonstrate that the device is reasonably safe and effective for its intended use and must be supported by extensive data, typically including data from pre-clinical studies and clinical trials.

The FDA also has the authority to allow the commercialization of unapproved medical devices, or new uses of existing devices in times of emergency, such as during a pandemic.

Emergency Use Authorization

In emergency situations, such as a pandemic, the FDA has the authority to allow unapproved medical products or unapproved uses of cleared or approved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by chemical, biological, radiological or nuclear warfare threat agents when there are no adequate, approved, and available alternatives.

Under this authority, the FDA may issue an EUA for an unapproved device if the following four statutory criteria have been met: (1) a serious or life-threatening condition exists; (2) evidence of effectiveness of the device exists; (3) a risk-benefit analysis shows that the benefits of the product outweigh the risks; and (4) no other alternatives exist for diagnosing, preventing or treating the disease or condition. Evidence of effectiveness includes medical devices that “may be effective” to prevent, diagnose, or treat the disease or condition identified in a declaration of emergency issued by the Secretary of HHS. The “may be effective” standard for EUAs requires a lower level of evidence than the “effectiveness” standard that FDA uses for product clearances or approvals in non-emergency situations. The FDA assesses the potential effectiveness of a possible EUA product on a case-by-case basis using a risk-benefit analysis. In determining whether the known and potential benefits of the product outweigh the known and potential risks, the FDA examines the totality of the scientific evidence to make an overall risk-benefit determination. Such evidence, which could arise from a variety of sources, may include (but is not limited to) results of domestic and foreign clinical trials, in vivo efficacy data from animal models, in vitro data, as well as the quality and quantity of the available evidence.

Once granted, an EUA will remain in effect and generally terminate on the earlier of (1) the determination by the Secretary of HHS that the public health emergency has ceased or (2) a change in the approval status of the product such that the authorized use(s) of the product are no longer unapproved. After the EUA is no longer valid, the product is no longer considered to be legally marketed and one of the FDA’s non-emergency premarket pathways would be necessary to resume or continue distribution of the subject product.

The FDA also may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. On February 29, 2020, the FDA issued an immediately in effect guidance with policy specific to development of in vitro diagnostic tests during the COVID-19 public health emergency. This guidance was updated on March 16, 2020, May 4, 2020 and May 11, 2020. We received an EUA from the FDA for our COVID-19 test kit on November 17, 2020 and submitted EUA applications to the FDA for the expansion of our current EUA to include asymptomatic individuals and OTC use in February 2021.

510(k) Clearance Marketing Pathway

Our current products are class II and, but for the immediate ability to seek an EUA, would be subject to premarket notification and clearance under section 510(k) of the FDCA. To obtain 510(k) clearance for a medical device, an applicant must submit to the FDA a 510(k) submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed device, known as a “predicate device.” A legally marketed predicate device may include a device that was legally marketed prior to May 28, 1976 (a pre-amendment device), a device that has been reclassified from Class III to Class II or Class I, or a device that was found substantially equivalent through the 510(k) process. A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (1) the same technological characteristics, or (2i) different technological characteristics, but the information provided in the 510(k) submission demonstrates that the device does not raise new questions of safety and effectiveness and is at least as safe and effective as the predicate device. A showing of substantial equivalence sometimes, but not always, requires clinical data. Once the 510(k) submission is accepted for review, by regulation, the FDA has 90 calendar days to review and issue a determination. As a practical matter, clearance may take and often takes longer. Upon review, the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. For fiscal year 2020, the standard user fee for a 510(k) premarket notification application is $11,594.

Before the FDA will accept a 510(k) submission for substantive review, the FDA will first assess whether the submission satisfies a minimum threshold of acceptability. If the FDA determines that the 510(k)

submission is incomplete, the FDA will issue a “Refuse to Accept” letter which generally outlines the information the FDA believes is necessary to permit a substantive review and to reach a determination regarding substantial equivalence. An applicant must submit the requested information within 180 days before the FDA will proceed with additional review of the submission.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, for example, due to a finding of a lack of a predicate device, that the device has a new intended use or different technological characteristics that raise different questions of safety or effectiveness when the device is compared to the cited predicate device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device. If the FDA determines that the information provided in a 510(k) submission is insufficient to demonstrate substantial equivalence to the predicate device, the FDA generally identifies the specific information that needs to be provided so that the FDA may complete its evaluation of substantial equivalence, and such information may be provided within the time allotted by the FDA or in a new 510(k) submission should the original 510(k) submission have been withdrawn.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) marketing clearance or, depending on the modification, PMA approval. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance. Many minor modifications today are accomplished by a “letter to file” in which the manufacturer documents the rationale for the change and why a new 510(k) submission is not required. However, the FDA may review such letters to file to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510(k) marketing clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced forthcoming steps that the FDA intends to take to modernize the premarket notification pathway under Section 510(k) of the FDCA. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. In May 2019, the FDA solicited public feedback on these proposals. The FDA requested public feedback on whether it should consider certain actions that might require new authority, such as whether to sunset certain older devices that were used as predicates under the 510(k) clearance pathway. These proposals have not yet been finalized or adopted, and the FDA may work with Congress to implement such proposals through legislation.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is generally more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is reasonably safe and effective, and the PMA must be supported by extensive data, including data from pre-clinical studies and clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review may take and often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical trial that supported PMA approval or requirements to conduct additional clinical trials post-approval. The FDA may also condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, that affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness. None of our test kits are currently approved under a PMA, nor are we currently seeking approval under a PMA for our COVID-19 test kit. However, we may in the future develop devices which will require the approval of a PMA.

De novo Classification

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. To market low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, a manufacturer may request a de novo down-classification. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. A medical device may be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent or a manufacturer may request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. The FDA is required to classify the device within 120 calendar days following receipt of the de novo application, although in practice, the FDA’s review may take significantly longer. During the pendency of the FDA’s review, the FDA may issue an additional information letter, which places the de novo request on hold and stops the review clock pending receipt of the additional information requested. In the event the de novo requestor does not provide the requested information within 180 calendar days, the FDA will consider the de novo request to be withdrawn. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the de novo request for classification if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. In the event the FDA determines the data and information submitted demonstrate that general controls or general and special controls are adequate to provide reasonable assurance of safety and effectiveness, the FDA will grant the de novo request for classification. When the FDA grants a de novo request for classification, the device is granted marketing authorization and further can serve as a predicate for future devices of that type, through a 510(k) premarket notification.

Clinical Trials

Clinical trials are typically required to support a PMA, oftentimes for a de novo request for classification, and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption, or IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, purported or represented to be used in supporting or sustaining human life, is for a use that is substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. A clinical trial may begin 30 days after receipt of the IDE by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval. Acceptance of an IDE application for review does not guarantee that the FDA will approve the IDE and, if it is approved, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

In addition, the clinical trials must be approved by, and conducted under the oversight of, an Institutional Review Board, or IRB, for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

If the device is considered a “non-significant risk,” IDE submission to FDA is not required. Instead, only approval from the IRB overseeing the investigation at each clinical trial site is required. Abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements also apply to non-significant risk device studies.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical trial are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all applicable reporting and record keeping requirements.

Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits. Even if a clinical trial is completed, there can be no assurance that the data generated during a clinical trial will meet the safety and effectiveness endpoints or otherwise produce results that will lead the FDA to grant marketing clearance or approval.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•

QSR requirements, which require manufacturers and contract manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of investigational products, or “off-label” uses of cleared or approved products;
•	requirements related to promotional activities;
•

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices;

•

medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections, product removals or recalls if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Advertising and promotion of medical devices, in addition to being regulated by the FDA, are also regulated by the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, promotional activities for FDA-regulated products have been the subject of enforcement action brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act and similar state laws, competitors and others can initiate litigation relating to advertising claims. In general, if the FDA determines that our promotional materials or training constitutes promotion of an unapproved or uncleared use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved or uncleared use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Manufacturing processes for commercial products are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, design history file, device history records, and complaint files. As manufacturers, we and our contract manufacturers, such as Jabil, will be subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products, which would harm our business. The discovery of previously unknown problems with any of our test kits, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;
•	unanticipated expenditures to address or defend such actions;
•	customer notifications for repair, replacement, refunds;
•	recall, withdrawal, administrative detention or seizure of our test kits;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusal of or delay in granting our requests for 510(k) clearance or PMA approval of new test kits or modified test kits;
•	operating restrictions, partial suspension or total shutdown of production;
•	withdrawing 510(k) clearance or PMA approvals that are already granted;
•	refusal to grant export approval for our test kits; or
•	criminal prosecution.

Health Insurance Portability and Accountability Act

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Healthcare Information Technology for Economic and Clinical Health Act of 2009, or HIPAA, among other things, established federal protection for the privacy and security of protected health information, or PHI. Under HIPAA, the HHS has issued regulations to protect the privacy and security of PHI used or disclosed by “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and certain healthcare providers. The HIPAA privacy regulations protect PHI by limiting its use and disclosure, giving patients the right to access certain information about them, and limiting most disclosures of PHI to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical and technical safeguards and the adoption of written security policies and procedures. In addition, HIPAA requires covered entities to execute business associate agreements with their business associates and subcontractors, who provide services for or on behalf of covered entities. Business associates have a corresponding obligation to maintain appropriate business associate agreements with downstream subcontractors under HIPAA.

In addition, various states, such as California and Massachusetts, have implemented similar privacy and security laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. For example, the California Consumer Privacy Act, or the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely.

If we or our operations are found to be in violation of HIPAA, Healthcare Information Technology for Economic and Clinical Health Act of 2009 or their implementing regulations, and similar state laws, we may be subject to significant penalties, including civil, criminal and administrative penalties, fines, imprisonment and exclusion from participation in federal or state healthcare programs, and the curtailment or restructuring of our operations. HIPAA has four tiers of civil monetary penalties, as well as criminal penalties, both of which may be applied to business associates as well as covered entities, and state attorneys have authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. State privacy and security laws also may include penalties for noncompliance, as well as a private right of action.

U.S. Federal, State and Foreign Fraud and Abuse Laws

The U.S. federal and state governments have enacted, and actively enforce, a number of laws to address fraud and abuse in federal healthcare programs. Our business is subject to compliance with these laws.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual, or the purchase, order, arrangement for, or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash and waivers of payments. The government takes the position, and courts have agreed with the government’s interpretation, that the statute’s intent requirement is satisfied if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, even if there are other legitimate purposes. Violations of the federal Anti-Kickback Statute can result in criminal penalties and fines, imprisonment of up to ten years, civil and administrative penalties for each violation, damages, and exclusion from participation in federal healthcare programs like Medicare or Medicaid. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA, discussed in greater detail below.

There are a number of statutory exceptions and regulatory “safe harbors” protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance to offer protection. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the HHS, Office of the Inspector General, or the OIG.

Many states have adopted laws similar to the federal Anti-Kickback Statute. Some of these state prohibitions apply to referral of recipients for healthcare products or services reimbursed by any source, not only government healthcare programs, and may apply to payments made directly by the patient.

Government officials have focused their enforcement efforts on the marketing of healthcare services and products, among other activities, and recently have brought cases against companies, and certain individual sales, marketing and executive personnel, for allegedly offering unlawful inducements to potential or existing customers in an attempt to procure their business.

Federal False Claims Laws

The FCA prohibits any person or entity, among other things, to knowingly present, or cause to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program.

When an entity is found to have violated the FCA, it may be required to pay treble damages and significant mandatory penalties, civil monetary penalties, and may be subject to exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Many medical device manufacturers and healthcare companies have reached substantial financial settlements with the federal government for a variety of alleged improper activities and have entered into corporate integrity agreements with OIG, under which the companies undertake certain compliance, certification and reporting obligations, to avoid exclusion from federal health care program. The federal government has used the FCA to assert liability on the basis of kickbacks, or in instances in which manufacturers have provided billing or coding advice to providers that the government considered to be inaccurate. In these cases, the manufacturer is subject to liability for “causing” a false claim. In addition, the federal government has pursued companies under the FCA in connection with off-label promotion of products. Our activities, including those relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our test kits (once approved) and the sale and marketing of our test kits (once approved), may be subject to scrutiny under the federal Anti-Kickback Statute and the FCA. We are also subject to other criminal federal laws that prohibit making false or fictitious claims and false statements to the federal government.

While we are unaware of any current investigations or allegations for violations of anti-kickback or false claims laws, we are unable to predict whether we will be subject to actions under the FCA or a similar state law, or the impact of such actions. However, the costs of defending such claims, even if successful or if any sanctions imposed, could significantly affect our business as well as our financial performance.

HIPAA Fraud Statute

HIPAA, among other things, imposes criminal liability for knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

Open Payments

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other “transfers of value” to physicians, and teaching hospitals, and requires applicable manufacturers to report annually ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers will also be required to report information and transfers of value provided (beginning in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to submit timely, accurate and complete reports may result in substantial monetary penalties. We are subject to the Open Payments Program and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act of 1977, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring them to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls for international operations.

U.S. Centers for Medicare and Medicaid Services

Medicare is a federal program administered by CMS through Medicare Administrative Contractors, or MACs. Available to people age 65 or over, and certain other people, Medicare provides, among other things, healthcare benefits that cover, within prescribed limits, the major costs of most medically necessary care for such people, subject to certain deductibles and copayments.

CMS has established guidelines for the coverage and reimbursement of certain products and procedures by Medicare. In general, in order to be reimbursed by Medicare, a healthcare procedure furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury, or to improve the functioning of a malformed body part. The methodology for determining coverage status and the amount of Medicare reimbursement varies based upon, among other factors, the setting in which a Medicare beneficiary received healthcare products and services. The reimbursement rate for certain services, including clinical laboratory services, is established under fee schedules that are developed and periodically updated pursuant to specific statutory or regulatory provisions. Any changes in federal legislation, regulations and policy affecting CMS coverage and reimbursement relative to the procedure using our test kits (once approved) could have a material effect on our performance.

CMS also administers the Medicaid program, a cooperative federal/state program that provides medical assistance benefits to qualifying low income and medically needy people. State participation in Medicaid is optional, and each state is given discretion in developing and administering its own Medicaid program, subject to certain federal requirements pertaining to payment levels, eligibility criteria and minimum categories of services. The coverage, method and level of reimbursement vary from state to state and is subject to each state’s budget restraints. Changes to the availability of coverage, method or level of reimbursement for relevant procedures may affect future revenue negatively if reimbursement amounts are decreased or discontinued.

All CMS programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, interpretations of policy, intermediary determinations, and government funding restrictions, all of which may materially increase or decrease the rate of program payments to healthcare facilities and other healthcare providers.

U.S. Health Reform

Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products once approved. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our test kits profitably once approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our test kits once approved. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our test kits once approved.

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019, and was permanently repealed on December 20, 2019 by the Further Consolidated Appropriations Act, 2020. The Affordable Care Act also implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the aforementioned medical device tax, and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On December 14, 2018, a U.S. District Court in Texas ruled that the individual mandate, without the penalty that was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017, is unconstitutional and cannot be severed from the remainder of the Affordable Care Act, rendering the entire Act invalid. The Supreme Court of the United States is currently reviewing the case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet to rule on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs and potentially affect individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could harm our business and financial condition.

Employees and Human Capital Resources

As of December 31, 2020, we had 57 full-time employees and 32 contractors. Of our full-time employees, 14 of them have advanced degrees, including but not limited to Ph.D.’s in chemical engineering and bioengineering, 26 work in operations and quality, 20 work in research and development and 11 work in selling, general and administration. Our employees are primarily located in Emeryville, California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Facilities

Our corporate headquarters are currently located in Emeryville, California, where we lease 6,353 square feet of office, research and development space pursuant to a lease agreement that expires in March 2022. Pursuant to the same lease agreement, we lease an additional 4,211 square feet of office and development space in Emeryville, California that expires in January 2024. We believe these facilities are adequate to meet our needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Corporate Information

We were incorporated under the laws of the state of Delaware in February 2013 under the name DiAssess Inc. In April 2019, we changed our name to Lucira Health, Inc. Our principal executive offices are located at 1412 62nd Street, Emeryville, California 94608. Our telephone number is (510) 350-8071. Our website is www.lucirahealth.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

“Lucira Health,” “Lucira,” the Lucira Health logo and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all of the other information contained in this Annual Report on Form 10-K before deciding whether to purchase, hold or sell shares of our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business and Strategy

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses since our inception. For the years ended December 31, 2020 and 2019, we incurred a net loss of $37.3 million and $8.5 million, respectively. We expect to incur additional losses and increased operating expenses in future periods. As of December 31, 2020, we had an accumulated deficit of $63.7 million. To date, we have financed our operations principally from issuance and sale of our common stock through our recent initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a new and rapidly developing market could make it difficult to succeed and achieve our goals and could harm our future business prospects.

Prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit. However, based on our clinical trials of our influenza test kit to date, we believe our molecular nucleic acid amplification technology is adaptable to detecting whether a person is shedding the SARS-CoV-2 virus that causes COVID-19. Although we plan to continue our development efforts of our influenza test kit, we have refocused our near-term business strategy to respond to the COVID-19 pandemic. The market for COVID-19 diagnostic testing is new and rapidly developing, which makes it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy.

We have encountered, and will continue to encounter, risks and difficulties, some of which are outside of our control, frequently experienced in rapidly changing industries, including those related to:

•

our ability to compete with companies that are currently in, or may in the future enter, the COVID-19 diagnostic testing market, including companies with greater financial, technical and other resources than our company;

•	the possibility that the FDA revokes our existing EUA for our COVID-19 test kit;
•	our ability to scale manufacturing to quantities sufficient to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;
•	our ability to control costs, including our operating expenses;

•	the amount and timing of operating expenses, particularly manufacturing expenses, related to the expansion of our business, operations and infrastructure;
•	unanticipated delays in test kit development or test kit launches;
•	positive or negative media coverage, or public, user, healthcare provider and/or physician perception, of our COVID-19 test kit or competing products;
•	lack or perceived lack of sufficient clinical evidence supporting the accuracy or cost-effectiveness of our COVID-19 test kit over existing products;
•	the failure of physicians to prescribe our COVID-19 test kit;
•	the failure of third-party payors to cover or adequately reimburse our COVID-19 test kit for prescription at-home and non-laboratory use;
•	our ability to meet customer and user demand for our COVID-19 test kit;
•	our ability to achieve or maintain a consumer-appropriate retail price;
•	our ability to obtain, maintain and enforce our intellectual property rights; and
•	general economic and political conditions.

Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In addition, the production and widely administered use of an efficacious vaccine or treatment for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not develop or substantially grow. Currently there are companies developing vaccines and therapeutic treatments for COVID-19, and from December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our COVID-19 test kit, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

We recently received an EUA from the FDA for our COVID-19 test kit. If the FDA revokes or terminates our EUA application after issuance, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

Under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances justifying the authorization of the emergency use is terminated or the EUA is revoked, after which the product must be approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product.

On November 17, 2020, we received an EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. We are working towards expanding this indication and submitted an amended EUA application to include detection of nucleic acid from SARS-CoV-2 in asymptomatic people in February 2021. The FDA may require additional data, including additional validation data and clinical performance data, and may not ultimately issue an authorization. Changes in FDA policies, guidance, and requirements for EUA application submission may delay FDA authorization of additional indications for our COVID-19 test kit. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, the FDA’s review of an amended or additional EUA application may be significantly delayed. The FDA may not grant an EUA for additional indications of our COVID-19 test kit on a timely basis or at all, which could harm our future business prospects.

The distribution and advertising conditions set forth in our existing EUA limits our market opportunities and restricts how we can commercialize our COVID-19 test kit. For example, according to our authorized EUA, our COVID-19 test kit must comply with certain labeling requirements, including the label that our COVID-19 test kit has not been FDA cleared or approved but has been authorized by the FDA under an EUA and that our COVID-19 test kit has been authorized only for the detection of nucleic acid from SARS-CoV-2, and not for any other viruses or pathogens. In addition, if any additional EUAs are granted for our COVID-19 test kit, the distribution and advertising conditions set forth in the EUA may limit our market opportunities or restrict how we can commercialize our COVID-19 test kit. If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our COVID-19 test kit could be adversely impacted. In addition, the FDA may revoke our existing or any future EUA where it is determined that the COVID-19 public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates that our test kit is not as safe, effective or reliable as the data provided in the applicable EUA application. We cannot predict how long an EUA will remain effective and we may not receive advance notice from the FDA regarding revocation of our EUA. In addition, according to our authorized EUA, we must develop a mobile phone application or website to further facilitate results reporting by both the healthcare provider and the individual using our test kit, and submit to the FDA such application or website within four months of November 17, 2020. If we fail to comply, our EUA may be revoked. The termination or revocation of our existing EUA for our COVID-19 test kit would cause us to cease our commercialization efforts until and if we have obtained marketing authorization from the FDA through another regulatory pathway. In addition, changing policies and regulatory requirements could require us to obtain a 510(k) or other marketing authorization from the FDA for our COVID-19 test kit, which could limit, delay or prevent commercialization of our COVID-19 test kit and could adversely impact our business, financial condition and results of operations.

Our existing EUA for our COVID-19 test kit is for an indication for POC and prescription at-home use. We also intend to seek FDA authorization for OTC use of our COVID-19 test kit in a future submission. The pathway to obtain such authorization remains uncertain. We may not be able to timely obtain OTC authorization, if at all, which would adversely impact our ability to market our COVID-19 test kit in the United States.

At this time, the testing and data requirements that would be needed to obtain an EUA for an OTC indication are uncertain. Although in July 2020, the FDA released a non-laboratory template for prescription at-home and OTC, to date, only Ellume has obtained an EUA for OTC use of its COVID-19 test, and the pathway to obtain authorization remains uncertain. We anticipate that in order to obtain an EUA for OTC use of our COVID-19 test kit, we would need to provide clinical data demonstrating safety, effectiveness, accuracy and usability of the test kit for people who are suspected of COVID-19 and symptomatic people, which we refer to as all-comers, human factors, or usability data supporting at-home use, and, because COVID-19 is a reportable infectious disease under federal and state reporting regulations, the identification and verification of a method by which users can report their results. We are currently conducting clinical trials that will support our OTC indication. Once the FDA identifies the requirements that would be necessary to support an OTC indication, we may need to modify our data and even may need to re-conduct certain aspects of our clinical trials. Depending on the requirements, we also may need to conduct a new clinical trial as well as additional bench tests and a human factors study. We may not receive OTC approval for our COVID-19 test kit. Due to the uncertainty of what will be required to obtain an OTC indication, the timeliness of obtaining authorization of an OTC indication may be significantly delayed. Any delays, or our inability to obtain an OTC indication will limit the sales of our COVID-19 test kit to POC and prescription at-home uses.

We are allocating substantially all of our resources to the development, manufacturing and commercialization of our COVID-19 test kit for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

We are committing substantially all of our financial and personnel resources to the development, manufacturing and commercialization of our COVID-19 test kit. For example, on September 10, 2020, we entered into the Jabil MSA to support the commercial manufacturing of our COVID-19 test kit and on November 17, 2020, we received an EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. This resource allocation may negatively impact the development of our influenza test kit, as we expect to spend less time in the near-term on the research, development or commercialization of this test kit. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate or stabilize, which would limit or eliminate demand for our COVID-19 test kit. We may not be able to successfully commence or recommence the development, manufacturing and commercialization of our influenza test kit that remains under development.

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not attain or maintain market acceptance or be successfully commercialized in the United States, which could negatively impact our business.

Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, is highly dependent on the successful and timely regulatory approval from the FDA and commercialization of our COVID-19 test kit. The regulatory and commercial success of our COVID-19 test kit will depend on a number of factors, some of which are outside our control, including the following:

•

whether we are required by the FDA or other similar regulatory authorities to conduct additional clinical trials or to modify the design of our current trials to support the approval of our COVID-19 test kit;

•	achieving and maintaining compliance with all regulatory requirements applicable to our COVID-19 test kit;
•	the acceptance by the medical community and others of the convenience and accuracy of our COVID-19 test kit and the sufficiency of clinical evidence supporting our COVID-19 test kit;
•

the ability of our COVID-19 test kit to accurately detect different strains of SARS-CoV-2, created by genetic mutation or otherwise, such as the four notable SARS-CoV-2 variants in the U.K., South Africa, Brazil and Southern California;

•	our ability to obtain coverage and adequate reimbursement from third-party payors for prescription at-home use of our COVID-19 test kit; and
•

the ability of Jabil and other third parties with whom we may contract to manufacture our COVID-19 test kit to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with applicable requirements and to manufacture sufficient quantities of our test kits to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements.

Even though we have received an EUA for our COVID-19 test kit, it may not gain broad market acceptance among our customers, including physicians, healthcare payors, users and others in the medical community. The commercial success of our COVID-19 test kit will initially be dependent upon physicians and healthcare providers adopting our test kit, which will be informed, in part, by the convenience and accuracy of our COVID-19 test kit. The accuracy of our COVID-19 test kit could be impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time.

The CDC has highlighted the emergence of four notable SARS-CoV-2 variants in the U.K., South Africa, Brazil and Southern California: B.1.1.7 variant (also known as 20B/501Y.V1 or Variant of Concern, 202012/01) first detected in the U.K., B.1351 variant (also known as 20C/501Y.V2) first detected in South Africa, P.1 first detected in Brazil and B.1.427/B.1.429 (also known as CAL.20C) first deterred in Southern California. These variants have multiple mutations in the spike protein. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these four emerging variants are reactive to our COVID-19 test kit. As these particular viral strains are not yet available for testing, we have not been able to perform testing to confirm detection with these strains. We anticipate performing testing to confirm detection with these strains once they become commercially available.

Moreover, our COVID-19 test kit is authorized under an EUA from the FDA for the detection of the novel coronavirus SARS-CoV-2 that causes COVID-19, regardless of the virus variant. The FDA may require us to conduct additional clinical trials or seek a new or amended EUA and our COVID-19 test kit may not be successful in detecting future variant strains, which could significantly impact the accuracy and usefulness of our test kit and materially harm our business and prospects. In addition, the risk of false negative results may increase when testing patients with genetic variants of SARS-CoV-2, including the four notable SARS-CoV-2 variants.

In addition, the COVID-19 diagnostic testing market is susceptible to rapid technological developments and we may not be able to match any new technological advances, which would render our COVID-19 test kit uncompetitive or obsolete, even if it were to gain widespread market acceptance initially. If we are unable to match technological improvements in competitive products or effectively respond to the needs of our customers and users, the demand for our COVID-19 test kit could be reduced.

Our commercial success, including acceptance and use of our COVID-19 test kit, will depend upon a number of factors, some of which are beyond our control, including:

•	the timely receipt of additional marketing authorizations and approvals from the FDA and other similar regulatory authorities;
•	perceptions by the public and members of the medical community, including physicians, as to its convenience, accuracy and the sufficiency of clinical evidence supporting its performance;
•	demand from the public and members of the medical community for our COVID-19 test kit and adoption of our test kit;
•	the availability, perceived advantages, relative cost, relative convenience and relative accuracy of our COVID-19 test kit compared to those of our competitors;
•	positive or negative media coverage of our COVID-19 test kit or competing products, as to its convenience, accuracy and the sufficiency of clinical evidence supporting its performance;
•	the effectiveness of our marketing and sales efforts, including our ability to have a sufficient number of talented sales representatives to sell our test kits;
•	unanticipated delays in manufacturing, test kit development or test kit launch;
•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our COVID-19 test kit;
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our COVID-19 test kit;
•	our ability to obtain, maintain and enforce our intellectual property rights;

•	our ability to maintain a continued supply of test kit materials that meets our quality control requirements;
•

the ability of Jabil and other third parties with whom we may contract to manufacture our COVID-19 test kit to manufacture and supply sufficient quantities of our COVID-19 test kit to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;

•	limitation on use or warnings required by the FDA in our COVID-19 test kit labeling; and
•	availability of, or changes in, coverage or reimbursement rates for our COVID-19 test kit from government or other commercial or healthcare payors.

Our future success also depends upon consumers having an experience with our COVID-19 test kit that meets their expectations in order to increase demand for our COVID-19 test kit as a result of positive feedback and word-of-mouth. Consumers may be dissatisfied if their expectations of the diagnostic test and results are not met. Consumers may also be dissatisfied if they experience adverse events, such as device malfunctions, inaccurate readouts or significantly delayed responses. If our COVID-19 test kit does not meet the expectations of consumers, or if consumers experience adverse events, it could discourage consumers from repurchasing our COVID-19 test kit or referring our COVID-19 test kit to others. Further, dissatisfied consumers may express negative opinions through social media. Any failure to meet consumer expectations and any resulting negative publicity could harm our reputation and future sales.

Our near-term revenue will be primarily generated from sales of our COVID-19 test kit, and we are highly dependent on it for our success.

We expect that sales of our COVID-19 test kit will account for the substantial majority of our revenue for the foreseeable future. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of our COVID-19 test kit by consumers. We currently only have a very small number of existing customers and customers with whom we are actively negotiating contracts. We may not be able to successfully negotiate additional customer contracts in a timely manner, on terms favorable to us or at all. If we are unable to execute additional contracts and expand our customer base, we will not be able to increase our revenues which will have a material adverse impact on our business and results of operation. This risk is particularly exacerbated given our very early stage of commercial operations and limited experience with selling and commercializing our products and negotiating contracts with potential customers. We may not be successful in expanding our customer base significantly, or at all. Adoption and use of our COVID-19 test kit will depend on several factors, including, but not limited to the accuracy, affordability and ease of use of our test kit as compared to existing products, and coverage and reimbursement policies with respect to our COVID-19 test kit and products that compete with our COVID-19 test kit. Our COVID-19 test kit may not gain market acceptance, and any failure to do so would harm our business and results of operations.

Because we expect virtually all of our revenue for the foreseeable future to be generated from sales of our COVID-19 test kit, the failure of our COVID-19 test kit to garner market acceptance would substantially harm our business and would adversely affect our revenue. If our COVID-19 test kit is not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable. Any failure of our COVID-19 test kit to be successfully commercialized may have a material adverse effect on our business, operating results, financial condition and cash flows, and could result in a substantial decline in the price of our common stock.

We are an early-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the development and launch of our COVID-19 test kit and any future test kits, our financial results could be adversely affected.

We are an early-stage company and have a limited operating history. We began our operations in 2013 and we plan to commercially launch our COVID-19 test kit in the first quarter of 2021 in the United States in accordance with our POC and prescription at-home indications. Our limited commercial operating history may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries. If we do not address these risks successfully, it could have a material adverse effect on our revenue, results of operations and business.

In addition, we face risks associated with launching new test kits, such as our COVID-19 test kit. Additionally, as an organization, we have not yet demonstrated an ability to successfully manufacture a commercial scale test kit or conduct sales and marketing activities necessary for successful commercialization. If we encounter development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of our COVID-19 test kit and any future test kits may be delayed. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new test kits could adversely affect our business or financial condition.

We rely substantially on Jabil for the manufacturing, quality-testing, assembly and shipping of our COVID-19 test kit. Any termination or loss of significant rights under the Jabil MSA would harm our commercialization of our COVID-19 test kit. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kit or fail to do so at acceptable quality levels or prices.

We rely substantially, and intend to continue to rely substantially on Jabil for the manufacturing, quality-testing, assembly and shipping of our COVID-19 test kit. Pursuant to the Jabil MSA, Jabil has agreed to manufacture, test, pack and ship our COVID-19 test kit in accordance with our specifications and applicable forecasts and purchase orders. We are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders. After the initial term of three years, the Jabil MSA renews automatically for consecutive one-year terms, subject to written notice of the intention not to renew from either party, given at least 180 days prior to the expiration of the then-current yearly term. The parties may terminate the Jabil MSA at any time upon mutual written consent, and either party may terminate the Jabil MSA upon 180 days prior written notice. Either party may also terminate the Jabil MSA upon a material breach by the other party that is not cured within 30 days after receiving written notice of the breach, or upon a bankruptcy of the other party.

Any termination or loss of rights under the Jabil MSA would harm our ability to commercialize, sell and distribute our COVID-19 test kit, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Jabil MSA, we believe it would be difficult for us to find an alternative manufacturer. In addition, to the extent Jabil or the alternative manufacturer has not secured applicable regulatory approvals, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. In addition, if we were to commercialize our COVID-19 test kit and later experience manufacturing delays as a result of a dispute with Jabil or otherwise, the supply of our COVID-19 test kit could be harmed.

In addition, the manufacture of medical devices is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. As Jabil has not yet operated assembly lines for our products at scale, it may be difficult to predict the cost of manufacturing our test kits. We may not be able to manufacture our test kits at expected prices. There may also be unforeseen occurrences that increase our costs, such as increased prices of the components of our test kits, changes to labor costs or less favorable terms with third-party suppliers or contract manufacturing partners. As a result, even if automated production lines perform as anticipated, it may not be possible to manufacture our products in a profitable manner.

Manufacturers of medical devices encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We are currently working with Jabil to increase manufacturing production and capacity at its facilities located in Michigan and the Dominican Republic. In order to achieve our near-term and long-term operational and financial plans, we need to substantially increase the manufacturing capacity to which we have access, and there is no assurance that we would be able to do so in a timely manner, or at all. For example, Jabil is still required to assemble a controlled “dry room” environment for the facility in the Dominican Republic in order to commence validation work in 2021 and implement additional processes such as subassembly and semi-automation of production. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable to fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations. Any issues relating to the manufacture of our test kits, including with respect to scaling up and validating initial production, may occur in the future. These risks could be exacerbated by Jabil’s limited experience with our COVID-19 test kit and related manufacturing processes.

In addition, quarantines, shelter-in-place and similar government orders related to COVID-19 or other infectious diseases, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at Jabil’s facilities upon which we rely. Further, Jabil may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If Jabil were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations, our ability to commercialize our COVID-19 test kit would be jeopardized.

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive, and many of our competitors are larger, better established and have greater technical and marketing capabilities and financial and other resources than we have. In addition, we expect competition with respect to testing solutions for COVID-19 to continue to increase and our success will depend on widespread market acceptance of our COVID-19 test kit.

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive and we face substantial competition based on factors such as product quality, underlying technology, analytical performance, accuracy, speed of results, convenience and ease of use, price, product enhancements, customer and user service and reputation. Industry competition is also based the following additional factors, among others:

•	patent protection;
•	evidence of clinical performance and support of KOLs;
•	scientific expertise;
•	ability to develop and market products and processes and meet consumer demand;
•	ability to obtain and maintain required regulatory approvals;
•	ability to manufacture cost-effective products that meet applicable regulatory requirements;
•	pricing and reimbursement levels;
•	access to adequate capital; and
•	ability to attract and retain qualified personnel.

In diagnostic testing, we anticipate facing competition from companies that have or are developing molecular tests (including centralized laboratory and POC tests) as well as antigen and antibody tests. Antigen tests in particular are a source of competition because they are rapid and are already in use across the United States for mass-population testing. We will also compete on the basis of test methods, such as tests that utilize nasopharyngeal and mid-turbinate swab collection methods, saliva collection methods as well as other methods that may be developed in the future.

We face potential competition from many sources, including academic institutions, public and private research institutions and governmental agencies. Competitors with COVID-19 diagnostic testing platforms currently include, but are not limited to, private and public companies, such as Abbott Laboratories, Inc., or Abbott, Cue, Danaher Corp., Bio-Rad Laboratories, F. Hoffman-La Roche Ltd., Becton, Dickinson and Company, or BD, Thermo Fisher Scientific, Inc., Siemens AG, BioMerieux SA, GenMark Diagnostics Inc., Qiagen, Sherlock Biosciences, Mammoth Biosciences, Everlywell, Inc., the CDC, Mesa Biotech, Inc., Quidel Corporation, Talis Biomedical Corporation, Visby Medical, Ginkgo Bioworks, Helix OpCo, LLC and Fluidigm Corporation. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into home sample collection.

We could see a significant reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are faster, more convenient or are less expensive than our COVID-19 test kit or any other test kits that we may develop. Our competitors also may be quicker and/or more successful than us in obtaining FDA or other regulatory approvals for their products, which could result in our competitors establishing a strong market position before we are able to enter the market.

In addition, numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our COVID-19 test kit. Many of those competitors are significantly larger, and have substantially greater financial, scientific, manufacturing and other resources, than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater functionality or at lower cost than ours. In July of 2020, BD announced FDA approval of its EUA application for the BD Veritor System for Rapid Detection of SARS-CoV-2. This test is a chromatographic immunoassay for the direct and qualitative detection of SARS-CoV-2 antigens in nasal swabs from patients with signs and symptoms who are suspected of COVID-19. In August 2020, Abbott announced FDA approval of its POC EUA application for BinaxNOW COVID-19 Ag Card, Abbott’s COVID-19 antigen test. In December 2020, the FDA updated the Abbott BinaxNOW COVID-19 Ag Card antigen test to include prescription at-home use among people suspected of COVID-19 by their healthcare provider within the first seven days of symptom onset; this test may only be performed when supervised by a telehealth proctor. In March 2021, the FDA issued an EUA to Quidel for its QuickVue COVID-19 antigen test to be used in the prescription at-home setting among people suspected of COVID-19 by their healthcare provider within the first six days of symptom onset.  The FDA also granted an EUA to the Ellume COVID-19 Home Test, an OTC antigen test and to Cue for its molecular OTC COVID-19 test.

If we are unable to compete effectively, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be harmed. The success or failure, or perceived success or failure, of other companies may adversely impact our ability to obtain any future funding, or to ultimately commercialize our COVID-19 test kit.

We expect competition to continue to increase as other established and emerging companies enter the market, as customer requirements evolve, and as new products, services and technologies are introduced. For example, Abbott introduced a mobile phone application to allow people to display the results of their COVID-19 test obtained through a healthcare provider when entering facilities requiring proof of testing. Moreover, the entrance of new competitors is being encouraged by governmental authorities, which are offering significant funding to support development of testing solutions for COVID-19. Some of our existing or new competitors may have strong relationships with current and potential customers, including governmental authorities, and, as a result, may be able to respond more quickly to new or changing regulatory requirements, new or emerging technologies, and changes in customer and user requirements. Our COVID-19 test kit may not compete favorably, and we may not be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. Any failure to compete effectively could harm our business, financial condition and operating results.

The production and widely administered use of an efficacious vaccine or treatment for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not develop or substantially grow.

Currently, there are companies developing vaccines and therapeutic treatments for COVID-19. From December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines, which are currently being administered in the United States, the U.K. and other countries. If current or future vaccines are widely distributed and compliantly administered, or if new therapeutic treatments are identified and become widely used, then our testing opportunities and market interest may lessen or disappear. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our COVID-19 test kit, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

We rely on a limited number of suppliers or, in many cases, a single supplier, for test kit materials and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition and results of operations.

We have sourced and will continue to source test kit components, molds, reagents and other test kit materials from a limited number of suppliers or, in many cases, a single supplier. For example, our molds and many of our reagents are sole-sourced. In addition, we rely solely on Promega Corporation and New England BioLabs, Inc. for the supply of our current enzymes and primers. We intend to put in place framework agreements with certain of our single-source suppliers, including Promega Corporation and New England BioLabs, Inc., under which these third-party contract suppliers will generally provide us with necessary quantities of such materials based on our development and commercial needs. However, we may be unsuccessful in putting in place such framework agreements on acceptable terms or at all, or in otherwise protecting against potential supply disruptions. Our failure to maintain a continued supply of these test kit materials would adversely impact our business, financial condition and results of operations.

Because we rely on third-party suppliers, we do not control the manufacture of the components of our test kits, including whether such components will meet our quality control requirements, nor the compliance of our suppliers with applicable legal and regulatory requirements. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents our tests may not work properly or at all, or they may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing, to lost revenue from such interruption or from spoiled tests, or to the effects of negative perception related to defective test kits.

In the event that any adverse developments occur with our suppliers, in particular for those products that are sole-sourced, or if any of our suppliers modifies any of the components they supply to us, our ability to supply our test kits may be temporarily or permanently interrupted. Obtaining substitute components could be difficult, time and resource-consuming and costly or it could require us to re-design or re-validate our test kits. Our failure to maintain a continued supply of components that meets our quality control requirements for any reason, including changes to or termination of our agreements or inability to renew our agreements with these parties or enter into new agreements with other suppliers, particularly in the case of sole suppliers, could result in the loss of access to important materials of our test kits and impact our test performance or affect our ability to supply fully functional test kits in a timely manner or at all, which could impair, delay or suspend our commercialization activities.

Moreover, in the event that we transition to a new supplier from any of our sole suppliers, doing so could be time-consuming and expensive, may result in interruptions in our ability to supply our test kits to the market, could affect the performance of our test kits or could require that we re-validate our processes and our other test kits using replacement equipment and supplies, which could hinder the adoption of our test kits, resulting in increased costs and negative customer and/or user perception. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

In addition, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at our suppliers upon which we rely, or the availability or cost of materials, which could disrupt the supply chain for our test kits. Any delay or interruption in the supply of our test kit materials could delay or suspend the commercialization of our test kits and increase the costs of manufacturing our test kits, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to an order from federal or state governments, including pursuant to the Defense Production Act of 1950, as amended, or the DPA, to distribute our COVID-19 test kit directly to the government or as directed by the government, which could adversely affect our business, financial condition and results of operations.

The DPA is a federal statute that confers upon the President of the United States a broad set of authorities to influence domestic industry in the interest of national defense. “National defense” can include emergency and disaster response and, since the start of the current COVID-19 crisis, the President of the United States has used this authority more than 30 times to address the public health crisis. Through the DPA, the executive branch has struck agreements with multiple companies to accelerate COVID-19 countermeasures, like producing N95 protective masks, testing swabs, and vaccine development, and, in September 2020, used the DPA to acquire POC diagnostic testing instruments from two of our potential competitors for placement in nursing homes, and to require one of our potential competitors to prioritize government orders over others. The government may similarly apply the DPA, or another law or program, to our existing or potential new contracts to acquire our COVID-19 test kits or to direct us to distribute our products in a particular manner, and we may be likewise required to prioritize distribution to certain government agencies or other recipients, or to allocate inventory, supplies or facilities for government or government-directed use. The DPA provides that orders pursuant to the statute must “meet regularly established terms of sale or payment” and further provides that no person “shall be held liable for damages or penalties for any act or failure to act resulting directly or indirectly from compliance with a rule, regulation, or order” under the DPA. However, compliance with the DPA could potentially cause business disruption, interfere with our commercial sales and marketing efforts, and depending on the demand, could even prevent or delay our ability to sell our products commercially, or may have other implications that significantly affect our commercialization and development efforts and general ability to conduct our business operations as planned. For example, government directed use of our products under such a program may result in our instruments not being placed in settings where they will be used often for additional tests following the COVID-19 pandemic which would adversely affect our long-term commercial plan. In addition, such government requirements may adversely affect our regular operations and financial results, result in differential treatment of customers and/or adversely affect our reputation and customer relationships. It is also possible that the recent change in the administration could impact the manner in which the government uses the DPA and its other authorities, and result in additional or different risk to us.

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in an influenza test kit or in a combination COVID-19 and influenza test kit and may not be sufficient to support the authorization of an influenza test kit or a combination COVID-19 and influenza test kit.

Since inception, we have primarily focused on the research and development of our influenza test kit. We conducted two clinical trials in 2018 and 2019 for our influenza test kit in Santiago, Chile, and the United States. The clinical trial conducted in the United States served as the basis for our dual 510(k) and Clinical Laboratory Improvements Amendment, or CLIA, waiver submission for our influenza test kit in the second half of 2019. This clinical trial was conducted across the 2018 and 2019 influenza season and included a comparator. This clinical trial showed similarly strong assay performance as the initial Chile clinical trial, but we failed to meet required endpoints as a result of two main issues. First, the comparator did not detect influenza A virus as well as our assay did, which negatively and artificially lowered our influenza A virus specificity to 92% in the clinical trial. When applying discrepant resolution, our influenza A virus specificity improved to 97%. The impact of running this clinical trial with a single comparator and the comparator not correctly identifying at least 35 specimens as true positives impeded us from being able to provide the necessary clinical data with the level of specificity required by the FDA without additional clinical testing. The second issue related to a higher than anticipated rate of invalids, at nearly 10%. Root cause analysis showed greater than half of invalids to be related to prototype manufacturing quality issues, and importantly, not related to fundamental assay performance. We believe these issues have since been resolved and the assay’s invalid rate is now less than 5%. In January 2020, we received an additional information letter from the FDA discussing this clinical trial and the resulting comparator issues, high rate of invalids and exclusion of samples. As a result, we withdrew our dual 510(k) and CLIA waiver submission for our influenza assay and shifted our focus to the COVID-19 pandemic.

Based on our clinical trials of our influenza test kit to date, we believe our molecular nucleic acid amplification technology is adaptable to detecting whether a person is shedding the influenza A or B viruses that cause influenza. However, the results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in a combination COVID-19 and influenza test kit or sufficient to support the approval of a combination COVID-19 and influenza test kit. Additional clinical trials on the combination COVID-19 and influenza test kit will be required for FDA submission. In addition, the FDA may weigh the results of our prior clinical trials related to our influenza test kit and the issues raised in its January 2020 additional information letter more heavily than anticipated, potentially hindering our future FDA approval of our influenza test kit. We are uncertain as to whether the combined COVID-19 and influenza clinical trials will be successful, and the future trials may not replicate the results of prior clinical trials and pre-clinical studies.

If our test kits fail to achieve the broad degree of adoption by the medical community necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Even if our test kits receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, customers and others in the medical community. The commercial success of our test kits will depend significantly on sufficient coverage and reimbursement by third-party payors, the broad adoption and use of our test kits by physicians and, if and when authorized for OTC use, ultimate users, for authorized or approved indications. We are aware that other companies are seeking to develop alternative diagnostic products for COVID-19 and influenza, any of which could impact the demand for our COVID-19 test kit and our influenza test kit, respectively.

The degree and rate of physician, patient and customer adoption of any of our test kits, and initially our COVID-19 test kit, depend on a number of factors, some of which are beyond our control, including:

•	the accuracy, affordability and ease of use of our test kits as compared to existing diagnostic products;
•	physician adoption of our combination of LAMP and proprietary colorimetric detection chemistry;
•	lack or perceived lack of sufficient clinical evidence supporting the accuracy and performance of our test kits;
•

physician and patient willingness to adopt our test kits to treat COVID-19 and influenza over diagnostic products and brands with which patients and physicians may have more familiarity or recognition or additional approved uses;

•	any perceived burdens imposed on physicians or patients with respect to public health reporting obligations for certain infectious diseases such as COVID-19;
•	overcoming any biases physicians or patients may have toward the accuracy and ease of use of existing diagnostic test kits and successful marketing efforts;
•	the cost of our test kits in relation to alternative diagnostic products, and in the OTC setting, if authorized, patient willingness to pay for our test kits;
•	proper training in the use of our test kits by physicians and healthcare providers;

•	patient satisfaction with the accuracy and ease of use of our test kits and overall user experience;
•	changes in pricing and promotional efforts by competitors;
•	coverage and reimbursement policies with respect to our test kits and products that compete with our test kits;
•	patient demand for POC and OTC diagnostic testing;
•	the revenue and profitability that our test kits may offer a physician as compared to alternative diagnostic tests;
•	the effectiveness of our sales, marketing and distribution efforts; and
•	adverse publicity about our test kits, competitive products, or the industry as a whole, or favorable publicity about competitive products.

Further, outbreaks of highly contagious diseases, like COVID-19 and influenza, require immediate, mass population testing; however, we believe the traditional testing infrastructure within the United States is not designed to support mass population testing at high-complexity labs or at the POC. Accordingly, the ease of integration of our test kits into a physician’s practice may not be as evident as we anticipate.

In addition, our COVID-19 test kit utilizes our combination of LAMP and proprietary colorimetric detection chemistry. Physicians may prefer to use diagnostic tests with alternative technologies, such as PCR, or even antigen or antibody diagnostic tests. If our test kits fail to achieve the broad degree of physician adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

If we do not have the support of physicians or KOLs, it may be difficult to drive adoption of our test kits, which could limit our revenue growth and our ability to achieve profitability.

Building on our usability studies and EUA indications, we plan to leverage our clinical work to publish key research and articles as a way to increase awareness and drive adoption among users, healthcare providers, physicians and KOLs. If physicians and KOLs in particular determine that our test kits are not accurate or easy to use and bill for, or that alternative diagnostic tests are more accurate or easier to use and bill for, we may see lower demand for our test kits, and face difficulty establishing our test kits as an integral component of the applicable standard of testing, which would limit our revenue growth and our ability to achieve profitability. If our test kits do not receive sufficient favorable exposure in peer-reviewed publications, the rate of physician adoption of our test kits and positive reimbursement coverage determinations for our test kits could be negatively affected.

The initial use of our test kits requires users to follow instructions, and not adhering to instructions may lead to negative outcomes, which could harm our business.

The successful use of our test kits depends on a user following the test instructions. Any user, whether it be a healthcare provider or patient at home, could experience difficulty performing a test using our test kits if they fail to follow the instructions, or otherwise misuse the test. If physicians or other users utilize our test kits incorrectly, or without adhering to our instructions, their test result outcomes may not be consistent with the outcomes achieved in our clinical trials. This could harm our ability to achieve the broad degree of physician adoption necessary for commercial success, or cause negative publicity and word-of-mouth as a result of our test kits not meeting user expectations and accordingly, our operating results and financial condition could be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

We may be unable to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for our test kits.

Our market success is dependent upon government and commercial third-party payors providing coverage and adequate reimbursement for our test kits. Under the EUA authorized for the POC setting, our COVID-19 test kit is eligible for reimbursement as a molecular POC test. However, coverage criteria and reimbursement rates for clinical laboratory tests are subject to adjustment by payors, and current reimbursement rates could be reduced, or coverage criteria restricted in the future, which could adversely affect the market for our COVID-19 test kit. In addition, there is currently no approved coverage for at-home COVID-19 testing in the United States and the reimbursement rate for our at-home test is uncertain. Third-party payors may require additional clinical or other data in order to cover our test kit in certain settings.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	the level of demand for any approved test kits, which may vary significantly;
•

the timing and cost of, and level of investment in, research, development, manufacturing, regulatory approval and commercialization activities relating to our test kits, which may change from time to time;

•	the size, seasonality and customer mix of the COVID-19 and influenza diagnostic testing market;
•	sales and marketing efforts and expenses;
•	the rate at which we grow our sales force and the speed at which newly hired salespeople become effective;
•	changes in the productivity of our sales force;
•	positive or negative coverage in the media or clinical publications of our test kits or competitive products;
•	the cost of manufacturing our test kits, which may vary depending on the quantity of production and the terms of our arrangements with Jabil and our suppliers;
•	the introduction of new test kits or enhancements or technologies by us or others in the diagnostic testing industry;
•	pricing pressures;
•	coverage and reimbursement policies with respect to our test kits and products that compete with our test kits;
•	expenditures that we may incur to acquire, develop or commercialize test kits for additional indications, if any;
•	the degree of competition in our industry and any change in the competitive landscape of our industry;
•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	future accounting pronouncements or changes in our accounting policies; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

We may not be able to achieve or maintain satisfactory pricing and margins for our test kits, which could harm our business and results of operations.

Manufacturers of diagnostic tests have a history of price competition, and we may not be able to achieve satisfactory prices for our test kits. Our POC pricing is at a modest premium to other POC tests and we may not be able to achieve or maintain a consumer-appropriate retail price for OTC use, if authorized. The pricing of our test kits could be impacted by several factors, including pressure to improve margins as a result of competitive or customer pricing pressure or a limit or decline in the amount that third-party payors reimburse our customers, which could make it difficult for customers to adopt our test kits. If we are forced to lower the price we may charge for our test kits, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, not purchase our tests in significant volumes or at all, especially in the OTC market, if authorized, or otherwise in the absence of reimbursement, and our margins could erode. We may be subject to significant pricing pressure, which could harm our business and results of operations.

Our results of operations will be harmed if we are unable to accurately forecast customer and user demand for our test kits and manage our inventory.

To ensure adequate supply, we must forecast inventory needs and manufacture our test kits based on our estimates of future demand. For example, pursuant to the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders. Our ability to accurately forecast demand for our test kits could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer and user demand for our test kits or for products of our competitors, our failure to accurately forecast market acceptance of new products, unanticipated changes in general market conditions, including the production and distribution of an efficacious vaccine or treatment for COVID-19, seasonal demands, or regulatory matters and weakening of economic conditions or user confidence in future economic conditions. In addition, we anticipate that we will experience fluctuations in customer and user demand based on seasonality, which for COVID-19, remains unknown. However, for example, because influenza typically occurs in the fall and winter seasons, we expect our forecasts of inventory for these seasons to reflect a significant increase in inventory relative to our forecasts for the spring and summer seasons. If this expectation does not materialize, our inventory forecasts may be inaccurate, resulting in shortages or excesses of inventory. Inventory levels in excess of customer and user demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand.

Conversely, if we underestimate customer and user demand for our test kits, our manufacturing partner, Jabil, may not be able to deliver test kits that meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations. We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in Michigan and in the Dominican Republic. While the facilities in Michigan are currently operational, we are working with Jabil to assemble a controlled “dry room” environment for the facilities in the Dominican Republic in order to commence our validation work in 2021 and implement additional processes such as subassembly and semi-automation of production. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations.

We will seek to maintain sufficient levels of inventory in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

We depend on intellectual property licensed from Eiken and the termination of our license could result in the loss of significant rights, which would harm our business.

We are dependent on patents licensed from Eiken. In July 2020, we entered into a patent license agreement, or the Eiken Agreement, with Eiken. Pursuant to the terms of the Eiken Agreement, Eiken granted us a non-transferable, non-assignable, sublicensable (solely to our affiliates), non-exclusive license under certain patents, which we refer to collectively as the Eiken Licensed Patents, relating to LAMP and as listed in the Eiken Agreement, to develop and make any reagent, product, kit, device, equipment and/or system for nucleic acid-based in vitro diagnostic, or IVD, tests for detection of SARS-CoV-2, which causes COVID-19, which we collectively refer to as the Initial Licensed Products, in the United States. The Eiken Licensed Patents allow us to use LAMP to amplify genetic material. In addition, we own patents covering the necessary additional step of detection of target genetic material. Eiken may license patents to additional third parties for the use of LAMP, and if such third parties were able to independently develop or license the ability to detect amplified genetic material, then our business could be harmed. A termination of this license would result in the loss of significant rights and would restrict our ability to commercialize our COVID-19 test kit.

The Eiken Agreement will terminate on the expiration date of the last to expire valid claim of the Eiken Licensed Patents in any country. Eiken may terminate the Eiken Agreement upon (1) not receiving any royalties on licensed products for a certain period of time after sale of such products commences, (2) an uncured breach by us or our affiliates, (3) our bankruptcy or insolvency or certain other bankruptcy or insolvency events, (4) the assignment or attempt to assign the Eiken Agreement in violation of the Eiken Agreement or (5) a challenge by us or our affiliates of the validity of any of the Eiken Licensed Patents.

If we are determined to have breached the Eiken Agreement, Eiken would have the right to terminate the Eiken Agreement, which would result in the loss of our rights to the patents licensed to us, and we would therefore not be able to sell and/or market our test kits that are covered by those patents licensed to us. This would adversely affect our competitive business position and harm our business prospects. Moreover, disputes, arbitration, litigation or other proceedings with Eiken could last for an extended period of time, may not be resolved in a favorable manner and could result in substantial damages payable by us. In addition, the cost to us in defending or initiating any arbitration, litigation or other proceeding relating to the Eiken Agreement, even if resolved in our favor, could be substantial, and arbitration, litigation or other proceedings would divert our management’s attention. Uncertainties resulting from the initiation and continuation of arbitration, litigation or other proceedings could adversely affect our business operations and delay our commercialization efforts and also result in reputational harm.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below under “Risks Related to Our Intellectual Property—We are dependent on patents and other intellectual property licensed from others and may become dependent on other patents or other intellectual property licensed from others in the future. If we lose our licenses for intellectual property that is important to our business, we may not be able to continue developing or selling our test kits.” If we or Eiken fail to adequately protect this intellectual property, our ability to commercialize our test kits would suffer and our business would be harmed.

If we are not successful in leveraging our platform to discover, develop and commercialize additional test kits, our ability to expand our business and achieve our strategic objectives would be impaired.

While the global COVID-19 pandemic remains our current and primary focus, we believe our flexible platform enables us to launch different test kits for other infectious diseases. Capitalizing on the flexibility of our platform is a key pillar to our strategy, which we believe will enable us to focus on other test kits, including influenza. We plan to conduct additional research and development activities to explore the potential of our platform to be used in additional indications, including other infectious diseases such as STIs and respiratory syncytial virus, but we may not be successful in developing such additional indications in a timely manner or at all. Moreover, identifying new test kits requires substantial technical, financial and human resources, whether or not any test kits are ultimately developed or commercialized, which may divert management’s attention away from our core business. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that certain test kits or our platform in general has risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our platform over a long time horizon and across a broad array of respiratory viruses may not be effective. In the event material decisions with respect to our strategy turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our platform. The success of any new test kits or enhancements to our platform will depend on several factors, some of which are outside of our control, including our ability to:

•	assemble sufficient resources to acquire or discover additional test kits or enhancements;
•	properly identify and anticipate physician and patient needs;
•	develop and introduce new test kits and enhancements in a timely manner;
•	demonstrate, if required, the accuracy and usability of new test kits and enhancements with data from pre-clinical studies and clinical trials;
•	obtain the necessary regulatory clearances or approvals for expanded indications, new test kits or enhancements;
•	be fully FDA-compliant with marketing of new devices or modified products;
•	produce new test kits in commercial quantities at an acceptable cost; and
•	provide adequate training to potential users of our test kits and provide adequate updated training to potential users of test kits that contain enhancements or alterations.

If we are unable to develop or improve test kits, applications or features due to constraints, such as insufficient cash resources, high employee turnover, inability to hire personnel with sufficient technical skills or a lack of other research and development resources, we may not be able to maintain our competitive position compared to other companies. Furthermore, many of our competitors devote a considerably greater amount of funds to their research and development programs than we do, and those that do not may be acquired by larger companies that would allocate greater resources to research and development programs. Our failure or inability to devote adequate research and development resources or compete effectively with the research and development programs of our competitors could harm our business.

In addition, we may choose to focus our efforts and resources on potential test kits or indications that ultimately prove to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other potential products or other diseases that may later prove to have greater commercial potential, or relinquish valuable rights to such potential products through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights, which could adversely impact our business, financial condition and results of operations.

If our test kits do not perform as expected, our operating results, reputation and business will suffer.

Our success depends on our ability to provide reliable test kits that enable high quality diagnostic testing with high accuracy, ease of use, and short turnaround times. The accuracy and reproducibility we have demonstrated to date in our clinical trials, particularly with respect to our COVID-19 test kit, may not continue or be indicative of actual future performance.

Our test kits use a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors, including human error. An operational, technological, user or other failure in one of these complex processes or fluctuations in external variables may result in sensitivity or specificity rates that are lower than we anticipate or result in longer than expected turnaround times. If our test kits do not perform, or are perceived to not have performed, as expected or favorably in comparison to competitive products, our operating results, reputation, and business will suffer, and we may also be subject to legal claims arising from product limitations, errors, or inaccuracies. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Operational, technical, user and other difficulties may adversely affect test performance, harm our reputation, impact the commercial attractiveness of our test kits and increase our costs or divert our resources, including management’s time and attention, from other projects and priorities. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

If we cannot provide quality technical and customer and user support, we could lose customers and our business and prospects will suffer.

The introduction of our test kits into our customers’ existing workflows, and in the OTC context, if authorized, our users’ homes, and ongoing customer and user support can be complex. Accordingly, we need trained technical and customer and user support personnel. Hiring technical and customer and user support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our platform at a technical level. To effectively support potential new customers and ultimately users, we will need to substantially develop a technical and customer and user support staff. If we are unable to attract, train or retain the number of qualified technical and customer and user support personnel that our business needs, our business and prospects will suffer.

If we are unable to successfully expand our sales and marketing to match our growth, our business may be adversely affected.

Our future sales will depend in large part on our ability to develop, and substantially expand, our sales force and to increase the scope of our marketing efforts. We plan to take a measured approach to expand and optimize our sales infrastructure to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our test kits, applicable federal and state laws and regulations and our internal policies and procedures, requires significant time, expense and attention. In addition, our EUA applications with respect to our COVID-19 test kit specifies the scope and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. It can take significant time before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand do not generate a corresponding increase in revenue or result in a decrease in our operating margin. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

We plan to dedicate significant financial and other resources to our marketing programs, which may require us to incur significant upfront costs. Our business and gross margins would be harmed if our marketing efforts and expenditures do not generate a corresponding increase in revenue.

In addition, we believe that developing and maintaining awareness of our brand in a cost-effective manner is critical to achieving broad acceptance of our test kits and attracting new customers. Brand promotion activities may not generate customer awareness or increase revenue and, even if they do, any increase in revenue may not offset the costs and expenses we incur in building our brand. If we fail to successfully promote, maintain and protect our brand, we may fail to attract or retain the customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad customer adoption of our test kits.

We are highly dependent on our senior management team and key personnel and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management team and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals and scientists as well as contract employees could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a negative impact on our business, financial condition and results of operations.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued, and will in the future issue, stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these people or the lives of any of our other employees.

Many of the other medical device and diagnostic companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. They may also provide more diverse opportunities and better chances for career advancement. Some of these characteristics are more appealing to high quality candidates than what we can offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize our test kits will be limited.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, it will negatively affect our business, financial condition and results of operations.

We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.

As of December 31, 2020, we had 57 full-time employees. As our sales and marketing strategies develop and as we transition into operating as a public company, we expect to need additional managerial,

operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•	improving our operational, financial and management controls, reporting systems and procedures.

Since our inception, we have experienced growth and anticipate further growth in our business operations. This future growth could strain our organizational, administrative and operational infrastructure, including quality control, operational, finance, customer service and sales organization management. We expect to continue to increase our headcount and to hire more specialized personnel in the future as we grow our business. We will need to continue to hire, train and manage additional qualified scientists, laboratory personnel, customer service personnel, and sales and marketing staff and improve and maintain our platform to properly manage our growth. Rapid expansion in personnel could mean that less experienced people develop, market and sell our test kits, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed. We may not be able to maintain the quality or expected turnaround times of our test kits, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely, efficient and effective manner could adversely affect our operations. In addition, as a result of being a public company, we are obligated to develop and maintain effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.

Based on our current planned operations, we expect that our existing cash, including the net proceeds from our recent initial public offering, or IPO, will enable us to fund our operating expenses for at least 12 months from the date hereof. If our available cash and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of failure to secure additional regulatory approvals for our test kits, lower than anticipated or non-existent demand or reimbursement levels for our test kits, or otherwise, we may seek to issue equity or convertible debt securities, enter into a credit facility or another form of third-party funding, seek other debt financing or enter into collaborations or licensing arrangements.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to further scale up the manufacturing of our test kits, and if user demand warrants such increase in scale, to increase our sales and marketing efforts to drive market adoption of our test kits and address competitive developments, and to finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, some of which are beyond our control, including:

•	the cost and timing of additional regulatory clearances or approvals for our test kits and any future test kits;
•	our ability to achieve and maintain revenue growth;

•	our rate of progress in establishing payor coverage and reimbursement arrangements in the prescription at-home channel with commercial third-party payors and government payors;
•	our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of and reimbursement for our COVID-19 test kit;
•	our rate of progress in, and cost of research and development activities associated with, our influenza test kit;
•	the effect of competing technological and market developments, including developments in COVID-19 vaccination and therapeutics;
•	the potential cost of and delays in test kit development as a result of any regulatory oversight applicable to our test kits;
•	the scope, rate of progress and cost of our current and future clinical trials;
•	the costs associated with any product recall that may occur;
•	the costs of attaining, defending and enforcing our intellectual property rights; and
•	the terms and timing of any other collaborative, licensing and other arrangements that we may establish.

Additional funding may not be available on acceptable terms, or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and actions taken to slow its spread, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our COVID-19 test kit, our influenza test kit, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

The sizes of the markets for our test kits may be smaller than we estimate.

Our estimates of the annual addressable markets for our COVID-19 test kit and our influenza test kits are based on a number of internal and third-party estimates. For example, our estimates for the COVID-19 diagnostic testing market include, but are not limited to, estimates relating to the number of times per week healthcare workers would be tested, the time period for which tests may be required, administered or sought, as well as the assumed rate at which such test kit will be reimbursed, or the assumed prices at which we can sell our COVID-19 test kit for. In addition, our estimates for the influenza diagnostic testing market are based on the population of people who experienced ILI symptoms during the previous flu season, as estimated by the number of people who purchased OTC cold and flu medication. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our test kits, the price at which we can sell test kits or the annual addressable market for our test kits is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and thus are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Interim, topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, such data should be viewed with caution until the final data are available. Adverse differences between preliminary, interim or topline data and final data could significantly harm our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability, or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular test kit or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our test kits and any future test kits may be harmed, which could harm our business, operating results, prospects or financial condition.

In addition, even if our clinical trials are successfully completed, their results may not support our future product claims and the FDA may not agree with our conclusions regarding these results. The clinical trial process may fail to demonstrate that our test kits are safe and effective for the proposed indicated uses, which could cause us to abandon a test kit and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our test kits and generate revenue.

Deficiencies in the components of our test kits could result in field actions, recalls, substantial costs and write-downs and could harm our reputation, business and financial results.

Our test kits are subject to various regulatory guidelines and involve complex technologies. The FDA and similar foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. Manufacturers may, under their own initiative, conduct a product notification or recall to inform physicians of changes to instructions for use or if a deficiency in a device is found or suspected.

Identified quality problems, such as failure of critical components, including batteries and light-emitting diode, or LED, lights, or the failure of third parties to supply us with sufficient conforming quantities of these components, could impact the availability of our test kits in the marketplace or lead to adverse clinical events that could cause us to amend, repeat or terminate clinical trials. In addition, test kit improvements, redundancies or failure to sell a test kit before its expiration date could result in scrapping or expensive rework of test kits, and our business, financial condition or results of operations could suffer. Test kit complaints, quality issues and necessary corrective and preventative actions could result in communications to customers or patients, field actions, the scrapping, rework, recall or replacement of test kits, substantial costs and write-offs, and harm to our business reputation and financial results. Further, these activities could adversely affect our reputation with those in the medical community, as well as our distributor customers and end-users, which could materially adversely affect our earnings, results and financial viability.

As a result, any identified quality issue can both harm our business reputation and result in substantial costs and write-offs, which in either case could materially harm our business and financial results.

If we were to be sued for product liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our test kits, if approved, could lead to the filing of product liability claims where someone may allege that our test kits identified inaccurate or incomplete information or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. In addition, we may be subject to product liability claims resulting from misuse or off-label use of our test kits. See the risk factor “—The misuse or off-label use of our test kits may harm our reputation or the image of our test kits in the marketplace, or result in injuries that lead to product liability suits, which could be costly to our business. Moreover, we could be subject to FDA sanctions if we are deemed to have engaged in off-label promotion.” A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	costs of litigation;
•	distraction of management’s attention from our primary business;
•	the inability to commercialize our test kits or new products;
•	decreased demand for our test kits;
•	damage to our business reputation;
•	product recalls or withdrawals from the market;
•	withdrawal of clinical trial participants;
•	substantial monetary awards to patients or other claimants;
•	loss of sales; or
•	termination of existing agreements by our partners and potential partners failing to partner with us.

We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our test kits may delay the supply of those test kits to our customers and users and may impact our reputation. We may not be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future and these efforts may not have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our test kits, either of which could negatively affect our business, financial condition and results of operations.

Litigation and other legal proceedings may harm our business.

We have been, and may become, involved in legal proceedings relating to patent and other intellectual property matters, product liability claims, employee claims, tort or contract claims, federal or state regulatory investigations, securities class actions and other legal proceedings or investigations, which could have a negative impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. Litigation is inherently unpredictable and can result in excessive or unanticipated verdicts and/or injunctive relief that affect how we operate our business. We could incur judgments or enter into settlements of claims for monetary damages or for agreements to change the way we operate our business, or both. There may be an increase in the scope of these matters or there may be additional lawsuits, claims, proceedings or investigations in the future, which could harm our business, financial condition and results of operations. Adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine our customers’ confidence and reduce long-term demand for our test kits, even if the regulatory or legal action is unfounded or not material to our operations.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations (including our clinical trials) could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, including the COVID-19 pandemic, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for our test kits could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Emeryville, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in Michigan and expect to begin manufacturing activities in the Dominican Republic in the second quarter of 2021. Over time and as automation efforts improve, we and Jabil may relocate manufacturing to one more additional facilities, which may include additional facilities located outside of the United States. Should Jabil’s current or future manufacturing facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing would cease or be delayed and our COVID-19 test kit may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause us to be unable to meet customer demand, physicians and other users to discontinue using our COVID-19 test kits, or harm our reputation, and we may be unable to reestablish relationships with such customers and users in the future. Consequently, a catastrophic event or business interruption at Jabil’s current or future manufacturing facilities could harm our business, financial condition and results of operations.

If we or our third-party collaborators, including Jabil, experience significant disruptions in performing their services for us, our business may be harmed.

We and our third-party collaborators, including Jabil, depend on information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our test kits, as well as for accounting, data storage, compliance, purchasing and inventory management. Our and our third-party collaborator’s information technology systems may be subject to computer viruses, ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions and other cyber-attacks. We and our third-party collaborators could be subject to an unintentional event that involves a third-party gaining unauthorized access to our systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Although the aggregate impact on our operations and financial condition has not been material to date, we may have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry.

Technological interruptions could disrupt operations, including the ability to timely ship and track product orders, project inventory requirements, manage supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our test kits. In addition, we will rely heavily on providers of transport services for reliable and secure point-to-point transport of test kits to our customers and users and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our test kits and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for test kits on a timely basis.

In the event we or our third-party collaborators experience significant disruptions, we may be unable to repair such systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and harm our business, financial condition and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance our existing systems. Failure to maintain or protect our information systems and data integrity effectively could harm our business, financial condition and results of operations.

In addition, the COVID-19 pandemic has generally increased the risk of cybersecurity intrusions. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive information, we could incur liability and suffer reputational harm.

We may acquire other businesses or form other joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

Although we currently have no agreements or commitments to complete any such transactions and are not involved in negotiations to do so, we may pursue acquisitions of businesses and assets in the future. We also may pursue strategic alliances and additional joint ventures that leverage our platform and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any pursuit of an acquisition and any potential integration of an acquired company also may disrupt ongoing operations and divert management attention and resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could have a material negative effect on our results of operations and financial condition. We may not realize the anticipated benefits of any acquisition, technology license, strategic alliance or joint venture.

We have a history of significant net losses, which we expect to continue, and we may not be able to achieve or sustain profitability in the future.

We have incurred net losses since our inception. For the years ended December 31, 2020 and 2019, we had net losses of $37.3 million and $8.5 million, respectively, and we expect to continue to incur additional losses. As of December 31, 2020, we had an accumulated deficit of $63.7 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to commercial our test kits, create relationships with customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had federal and state NOL carryforwards of approximately $53.3 million and $25.5 million, respectively. The federal NOLs include $11.0 million that may be used to offset up to 100% of future taxable income and the federal and state NOLs will begin to expire in the calendar year 2034, unless previously utilized. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2023.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on October 9, 2015, but that all federal NOL carryforwards can be utilized prior to the expiration. As of August 7, 2020, we experienced an ownership change, which resulted in limitations in our ability to utilize federal research and development credits of $1.6 million and state NOLs of $24.5 million.

In addition, we may in the future experience ownership changes, either as a result of our recent initial public offering or other changes in our stock ownership (some of which are not in our control). For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Risks Related to Government Regulation and Our Industry

We received an EUA and are seeking an additional and an amended EUA for our COVID-19 test kit. The FDA may not timely grant any additional EUAs, if at all.  For our existing EUA and any new EUA, the FDA may revoke any EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, which would adversely impact our ability to market our test in the United States.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. The speed at which companies and institutions are acting to create and test medical products for COVID-19 is unusually rapid, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 test kit. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials with minimal lead time.

On November 17, 2020, we received an EUA from the FDA for our COVID-19 test kit for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. All prescribing healthcare providers will be required to report test results to relevant public health authorities in accordance with local, state, and federal requirements, using appropriate LOINC and SNOMED codes, as defined by the Laboratory In Vitro Diagnostics (LIVD) Test Code Mapping for SARS-CoV-2 Tests provided by the CDC.

Because the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, we cannot predict how long our EUA will remain in place. Such revocation could materially adversely impact our business in a variety of ways, including if our COVID-19 test kit is not yet approved by the FDA under a traditional approval pathway and if we and Jabil have invested in the supply chain to provide our COVID-19 test kit under an EUA, and would require us to obtain a 510(k) or other marketing authorization from the FDA. If the FDA revokes our existing EUA prior to us having received regulatory approval to commercialize our COVID-19 test kit through a traditional approval pathway, we would be required to cease our commercialization efforts, which would substantially and negatively impact our business.

Our business and sale of our test kits are subject to extensive regulatory requirements, including compliance with labelling, manufacturing and reporting controls. If our existing EUA for our COVID-19 test kit is revoked or withdrawn, we will need to utilize other pathways to obtain marketing authorization. Our influenza test also will require marketing authorization from the FDA. If we fail or are unable to timely obtain the necessary EUA, 510(k) clearances, de-novo authorizations, or premarket approval, or PMA, approvals for new products or for the use of our test kits for additional indications, our ability to generate revenue could be materially harmed.

Our test kits are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities and by similar regulatory authorities in overseas jurisdictions. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•	design, development and manufacturing;
•	testing, labeling, including directions for use, processes, controls, quality assurance, packaging, storage, distribution, installation and servicing;
•	pre-clinical studies and clinical trials;
•	establishment registration and listing;
•	test kit safety and effectiveness;
•	marketing, sales and distribution;

•	recordkeeping procedures;
•	advertising and promotion;
•	premarket authorization (510(k), PMA, de-novo, EUA);
•	corrections and removals and recalls;
•	post-market surveillance, including reporting of deaths or serious injuries, and malfunctions that, if they were to recur, would be likely to cause or contribute to a death or serious injury; and
•	product import and export.

In the United States, before we can market a new medical device, or a new use of, or claim for, an existing product, we must first receive either 510(k) clearance, PMA approval or approval of a de-novo application from the FDA, unless an exemption applies. The FDA also has authority to issue EUAs in times of crises such as pandemics (declaration of emergencies).

In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device. Substantial equivalence means that with respect to the proposed device being compared to the predicate device, the proposed device has the same intended use as the predicate device and the proposed device has the same technological characteristics as the predicate device, or has different technological characteristics but that the proposed device is as safe and effective as the predicate device and does not raise different questions of safety and effectiveness. Clinical data are sometimes required to support substantial equivalence.

In the PMA approval process, the FDA requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including, but not limited to, technical, pre-clinical study, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices and also novel devices that remain in Class III. Products that are approved from a PMA application generally need FDA approval of a PMA supplement before they can be modified. Similarly, some modifications made to products cleared through a 510(k) may require a new 510(k) clearance.

Another pathway, known as de-novo down-classification also can be used for lower risk devices for which there is no existing product code or predicate device. The Food and Drug Administration Modernization Act of 1997 established the de-novo down-classification procedure as a new route to market for low to moderate risk medical devices that automatically require a PMA due to the absence of a predicate device. This procedure allows a manufacturer whose novel device automatically requires a PMA to request down-classification of its medical device (to allow clearance through the 510(k) pathway) on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Manufacturers can request de-novo down-classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a “not substantially equivalent” determination. Under this pathway, the FDA is required to classify the device within 120 days following receipt of the de-novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives.

Each of these processes can be expensive and lengthy, and with respect to a PMA, can entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from three to six months, but may take significantly longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or longer, from the time the application is submitted to the FDA until an approval is obtained. The process of obtaining 510(k) clearances or PMA approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all.

In the United States, outside of the context of the EUA application process, our test kits will likely need to obtain clearance through the 510(k) premarket notification process. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products than expected, our product introductions or modifications could be delayed or cancelled, which could cause our sales to decline. In addition, the FDA may determine that future products will require the more costly, lengthy and uncertain PMA process. Although we do not currently market any devices under a PMA, the FDA may demand that we obtain a PMA prior to marketing certain of our future products. Further, even with respect to those future products where a PMA is not required, we may not be able to obtain the 510(k) clearances with respect to those products. The FDA can delay, limit or deny 510(k) clearance or PMA approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our test kits are safe and effective for their intended uses;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•	the manufacturing process or facilities we use or contract to use may not meet applicable requirements; and
•	disruptions at the FDA caused by funding shortages or global health concerns, including the COVID-19 pandemic.

The FDA may refuse our requests for 510(k) clearance, de-novo or PMA of new products, new intended uses or modifications to existing products.

From time to time, legislation is drafted and introduced in the United States that could significantly change the statutory provisions governing any regulatory approval or clearance that we receive in the United States. In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our test kits under development or impact our ability to modify our currently approved or cleared test kits on a timely basis.

Modifications to our test kits may require new regulatory clearances or approvals or may require us to recall or cease marketing our test kits until clearances or approvals are obtained.

Once our test kits are initially cleared or approved, modifications to our test kits may require new regulatory approvals or clearances, including additional EUAs, 510(k) clearances or PMA approvals, or require us to recall or cease marketing the modified devices until these clearances or approvals are obtained. The FDA requires device manufacturers to initially make and document a determination of whether or not a modification requires a new approval, supplement or clearance. A manufacturer may determine that a modification could not significantly affect safety or efficacy and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. However, the FDA can review a manufacturer’s decision and may disagree. The FDA may also on its own initiative determine that a new clearance or approval is required. We may make modifications to our test kits in the future. For example, we may explore the development of a software component to our test kits, which may require new clearances or approvals from the FDA. If the FDA requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing our test kits, as approved and as modified, which could require us to redesign our test kits and harm our operating results. In these circumstances, we may be subject to significant enforcement actions.

If a manufacturer determines that a modification to an FDA 510(k)-cleared device could significantly affect its safety or efficacy, or would constitute a major change in its intended use, then the manufacturer must file for a new 510(k) clearance or possibly a PMA application. Where we determine that modifications to our test kits require a new 510(k) clearance or PMA, we may not be able to obtain those additional clearances or approvals for the modifications or additional indications in a timely manner, or at all. Obtaining clearances and approvals can be a time consuming process, and delays in obtaining required future clearances or approvals would adversely affect our ability to introduce new or enhanced test kits in a timely manner, which in turn would harm our future growth.

If we or our contract manufacturers fail to comply with the FDA’s Quality System Regulations, or QSR, our manufacturing operations could be interrupted and our test kit sales and operating results could suffer.

Although full compliance may not be required under an EUA, we will be required to comply with the FDA’s QSR, which covers the methods used in, and the facilities and controls used for, the design, testing, manufacture, quality assurance, labeling, packaging, sterilization, storage and shipping of our test kits. The FDA enforces the QSR through periodic announced and unannounced inspections of manufacturing facilities. The failure by us or one of our current or future manufacturers or suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory authorities, or the failure to timely and adequately respond to any adverse inspectional observations, could result in, among other things, any of the following enforcement actions:

•	untitled letters, warning letters, injunctions, civil penalties and criminal fines;
•	customer notifications or repair, replacement, refunds, recall, detention or seizure of our test kits;
•	operating restrictions or partial suspension or total shutdown of production;
•	refusing or delaying our requests for approval of a PMA or 510(k) clearance of new products, modified products or new indications of cleared products;
•	withdrawing PMA approvals or reclassifying devices that have 510(k) clearances;
•	refusal to grant export certificates for our test kits; or
•	criminal prosecution.

Any of these actions could impair our ability to produce our test kits in a cost-effective and timely manner to meet our customers’ demands once approved for marketing. Furthermore, our key suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements, which could result in our failure to produce our test kits on a timely basis and in the required quantities, if at all.

Our test kits are and will continue to be, subject to extensive regulation and compliance obligations, which are costly and time-consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our test kits.

The manufacture, labeling, advertising, promotion, record-keeping, post-market surveillance and marketing of medical devices are subject to extensive regulation and review by the FDA and numerous other governmental authorities in the United States as well as foreign countries where we may sell our test kits. Even after we have obtained EUA approval, 510(k) clearance or PMA approval to market a product, we have ongoing responsibilities under FDA and other regulations. The FDA and other national governmental authorities have broad enforcement powers. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement actions such as:

•	civil penalties;
•	delays on or denials of pending requests for 510(k) clearance or PMA approval;
•	recalls or seizures;
•	withdrawals or suspensions of current PMA approvals or reclassification of 510(k) cleared devices, resulting in prohibitions on sales of our test kits, if approved;
•	warning letters or untitled letters;
•	operating restrictions, including a partial or total shutdown of production on our test kits for any indication;
•	refusal to issue export approvals or certifications;
•	obtaining injunctions preventing us from manufacturing or distributing our products;
•	commencing criminal prosecutions; and
•	total prohibitions on our sales.

The incurrence or commencement of any such action would harm our reputation and cause sales of our test kits to suffer and may prevent us from generating revenue.

In order to facilitate the rapid and thorough public health response to the COVID-19 pandemic, the CARES Act requires every laboratory that performs or analyzes a test that is intended to detect SARS-CoV-2 or to diagnose a possible case of COVID-19 to report the results from each such test to the Secretary of the U.S. Department of Health and Human Services, or HHS. The CARES Act also authorized the HHS Secretary to identify the form and manner, as well as the timing and frequency, of such reporting. Based on subsequent guidance issued by the HHS on June 4, 2020, all laboratories, including testing locations operating as temporary overflow or remote locations for a laboratory, and other facilities or locations performing testing at POC or with at-home specimen collection related to SARS-CoV-2, will report data for all testing completed, for each individual tested, within 24 hours of results being known or determined, on a daily basis to the appropriate state or local public health department based on the individual’s residence.

Since we will offer prescription at-home, we expect to assist the prescribing providers in reporting test results. In a prescription at-home setting, the patients will be expected to report their respective results back to the prescribing health care providers who will be responsible for reporting the results to the appropriate public health authorities. We expect to provide two methods to facilitate such reporting, including through an on-package photo guide that would allow users to upload results to secure physician portals and through web-based test results registration reporting. We believe these processes would fulfill our reporting obligations. Additionally, we believe that these methods are secure and in compliance with applicable health information privacy laws, such as HIPAA. If governmental authorities conclude that our reporting processes do not comply with applicable law, we or the prescribing physician may be subject to penalties and other damages.

If our test kits cause or contribute to patient injuries or otherwise malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.

Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device may have caused or contributed to a patient death or serious injury or has or may have malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us. Any such adverse event involving our test kits also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.

Our test kits or any component thereof may be subject to product recalls in the future. A recall of our test kits, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our test kits, could have a significant adverse impact on us.

The FDA has the authority to require the recall of commercialized products that are subject to FDA regulation. Manufacturers may, under their own initiative, recall a product if any deficiency is found. For reportable corrections and removals, companies are required to make additional periodic submissions to the FDA after initiating the recall, and often engage with the FDA on their recall strategy prior to initiating the recall. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable health risk, component failures, failures in laboratory processes, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our test kits would divert managerial and financial resources and adversely affect our business, results of operations, financial condition and reputation. We may also be subject to liability claims, be required to bear other costs or take other actions that may negatively impact our future sales and our ability to generate profits. Companies are also required to maintain certain records of corrections and removals, even if these do not require reporting to the FDA. We may initiate voluntary recalls involving our test kits. A recall announcement by us could harm our reputation with customers and negatively affect our business, financial condition, and results of operations. In addition, the FDA or other agency could take enforcement action for failing to report the recalls when they were conducted.

If we initiate a recall, including a correction or removal, for one of our test kits, issue a safety alert, or undertake a field action or recall to reduce a health risk, this could lead to increased scrutiny by the FDA, other governmental and regulatory enforcement bodies, and our customers regarding the quality and safety of our test kits, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports could be used against us by competitors and cause customers to delay purchase decisions or cancel orders, which would harm our reputation.

The misuse or off-label use of our test kits may harm our reputation or the image of our test kits in the marketplace, or result in injuries that lead to product liability suits, which could be costly to our business. Moreover, we could be subject to FDA sanctions if we are deemed to have engaged in off-label promotion.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for an indication that has not been approved or cleared by the FDA, referred to as an off-label use. The FDA does not restrict or regulate a physician’s use of a medical device within the practice of medicine, and we cannot prevent a physician from using our test kits for an off-label use. If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could subject us to regulatory or enforcement actions, including revocation of our existing EUA, additional civil money penalties, criminal fines and penalties, and exclusion from participation in federal health programs, among others. For example, in connection with our existing EUA, our COVID-19 test kit must comply with certain labeling requirements, including the label that our COVID-19 test kit has not been FDA cleared or approved but has been authorized by the FDA under an EUA and that our COVID-19 test kit has been authorized only for the detection of nucleic acid from SARS-CoV-2, and not for any other viruses or pathogens. Other federal, state or foreign governmental authorities might also take action if they consider our promotion or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities. In that event, our reputation could be damaged and the use of our test kits in the marketplace could be impaired.

Furthermore, the use of our test kits for indications other than those that have been approved or cleared by the FDA may lead to performance issues or produce erroneous results, which could harm our reputation in the marketplace among physicians and patients and increase the risk of product liability. Product liability claims are expensive to defend and could divert our management’s attention from our primary business and result in substantial damage awards against us. Any of these events could harm our business, results of operations and financial condition.

Clinical trials necessary to support a future test kit submission will be expensive and may require the enrollment of large numbers of subjects, and suitable subjects may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from commercializing any modified or new test kits and will adversely affect our business, operating results and prospects.

Initiating and completing clinical trials necessary to support a future EUA, 510(k), PMA, or de novo submission, will be time consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any test kit we advance into clinical trials may not have favorable results in later clinical trials.

Conducting successful clinical trials will require the enrollment of large numbers of subjects, and suitable subjects may be difficult to identify and recruit. Subject enrollment in clinical trials and completion of subject participation depends on many factors, including the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the indication of the underlying test kit, the availability of appropriate clinical trial investigators, support staff, and proximity of subjects to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and subject compliance. In addition, subjects may not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

In addition, our clinical trials may in the future be affected by the COVID-19 pandemic. For example, the COVID-19 pandemic may impact subject enrollment. In particular, some sites may pause enrollment to focus on, and direct resources to, COVID-19, while at other sites, subjects may choose not to enroll or continue participating in the clinical trial as a result of the pandemic. As a result, potential subjects in our clinical trials may choose to not enroll, not participate in follow-up clinical visits, or drop out of the trial as a precaution against contracting COVID-19. Further, some subjects may not be able or willing to comply with clinical trial protocols if quarantines impede subject movement or interrupt healthcare services. We are unable to predict with confidence the duration of any such potential subject enrollment delays and difficulties, whether related to COVID-19 or otherwise. Delays in subject enrollment or failure of subjects to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of our test kits or result in the failure of the clinical trial.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval. Further, the FDA may require us to submit data on a greater number of subjects than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. In addition, despite considerable time and expense invested in our clinical trials, the FDA may not consider our data adequate for approval. Such increased costs and delays or failures could adversely affect our business, operating results and prospects.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our test kits.

We do not have the ability to independently conduct our pre-clinical studies and clinical trials for our test kits and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our test kits on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

Our collection, use, storage, disclosure, transfer and other processing of personal information, could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our privacy and data protection practices, which may harm our business, financial conditions, results of operations and prospects.

In the course of our operations, we collect, use, store, disclose, transfer and otherwise process an increasing volume of personal information, including from our employees and third parties with whom we conduct business. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal, state and foreign laws and regulations regarding data privacy and security, including comprehensive laws of broad application, such as the European Union General Data Protection Regulation, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as FDA human subject protection regulations.

In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, any affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may harm our business, financial condition and results of operations. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.

We are subject to diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. Additionally, new privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies or the features of our test kits. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business, financial condition and results of operations. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with users and harm our business, financial condition and results of operations.

We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our business and harm our business, financial condition and results of operations.

Complying with these numerous, complex and often changing regulations is expensive and difficult. Any failure or perceived failure by us or our service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, regulations, standards, certifications or orders relating to data privacy, security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in significant fines or penalties, negative publicity or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could require us to change our business practices or increase our costs and could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, criminal or civil sanctions, all of which may harm our business, financial condition and results of operations.

If we fail to comply with U.S. federal and state fraud and abuse and other healthcare laws and regulations, including those relating to kickbacks and false claims, we could face substantial penalties and our business operations and financial condition could be harmed.

Healthcare providers and third-party payors play a primary role in the distribution, recommendation, ordering and purchasing of any medical device for which we have or obtain marketing clearance or approval. Through our arrangements with healthcare professionals and customers, we are exposed to broadly applicable anti-fraud and abuse, anti-kickback, false claims and other healthcare laws and regulations that may constrain our business, our arrangements and relationships with customers, and how we market, sell and distribute our marketed medical devices. We have a compliance program, code of conduct and associated policies and procedures, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent noncompliance may not be effective in protecting us from governmental investigations for failure to comply with applicable fraud and abuse or other healthcare laws and regulations.

In the United States, we are subject to various state and federal anti-fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and federal civil False Claims Act, or the FCA. There are similar laws in other countries. Our relationships with physicians, other health care professionals and hospitals are subject to scrutiny under these laws.

The laws that may affect our ability to operate include, among others:

•

the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of a person, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the FCA. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities. Certain common business activities including, certain reimbursement support programs, educational and research grants or charitable donations, and practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such people as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within any available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our business may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;

•

the FCA, which prohibits, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Actions under the FCA may be brought by the government or as a qui tam action by a private person in the name of the government. These people, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any monetary recovery. Many medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the FCA for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, healthcare and medical device companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Settlements may require companies to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Medical device manufacturers and other healthcare companies also are subject to other federal false claims laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

•

HIPAA, which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making a materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

various state laws govern the privacy and security of personal information, including the California Consumer Protection Act, or CCPA, which became effective January 1, 2020, and gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches;

•

the federal Physician Payments Sunshine Act, implemented as Open Payments, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interests held, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

State and federal regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, and the U.S. Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018, or the BBA, increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the Anti-Kickback Statute, FCA and HIPAA’s healthcare fraud and privacy provisions.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our business activities, including certain sales and marketing practices of our test kits, and financial arrangements with physicians, other healthcare providers, and other customers, could be subject to challenge under one or more such laws. If an arrangement were deemed to violate the Anti-Kickback Statute, it may also subject us to violations under other fraud and abuse laws such as the federal civil FCA and civil monetary penalties laws. Moreover, such arrangements could be found to violate comparable state fraud and abuse laws.

Achieving and sustaining compliance with applicable federal and state anti-fraud and abuse laws may prove costly. If we or our employees are found to have violated any of the above laws we may be subjected to substantial criminal, civil and administrative penalties, including imprisonment, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid, and significant fines, monetary penalties, forfeiture, disgorgement and damages, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. Any action or investigation against us for the violation of these healthcare fraud and abuse laws, even if successfully defended, could result in significant legal expenses and could divert our management’s attention from the operation of our business. Companies settling FCA, Anti-Kickback Statute or civil monetary penalties law cases also may enter into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General, or the OIG, in order to avoid exclusion from participation (such as loss of coverage for their products) in federal healthcare programs such as Medicare and Medicaid. Corporate Integrity Agreements typically impose substantial costs on companies to ensure compliance. Defending against any such actions can be costly, time-consuming and may require significant personnel resources, and may harm our business, financial condition and results of operations.

In addition, the medical device industry’s relationship with physicians is under increasing scrutiny by the OIG, the U.S. Department of Justice, or the DOJ, the state attorney generals and other foreign and domestic government agencies. Our failure to comply with requirements governing the industry’s relationships with physicians or an investigation into our compliance by the OIG, the DOJ, state attorney generals and other government agencies, could harm our business, financial condition and results of operations.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our business, financial condition and results of operations.

We are exposed to the risk that our employees, independent contractors, consultants, commercial partners, distributors and vendors may engage in fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates: (1) the laws of the FDA and other similar regulatory bodies, including those laws requiring the reporting of true, complete and accurate information to such regulators, (2) manufacturing standards, (3) healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or (4) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

In connection with our recent initial public offering, we adopted a code of business conduct and ethics that applies to our directors, officers and employees, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, additional integrity reporting and oversight obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations.

Whether or not we are successful in defending against any such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations, which could harm our business, financial condition and results of operations.

Healthcare reform initiatives and other administrative and legislative proposals may harm our business, financial condition, results of operations and cash flows in our key markets.

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our test kits or the coverage and reimbursement available for our test kits and could limit the acceptance and availability of our test kits. The adoption of proposals to control costs could harm our business, financial condition and results of operations.

Since the start of the COVID-19 pandemic, Congress has passed several bills addressing coverage and payment for COVID-19 diagnostic tests and related services, including mandates for coverage and payment of certain tests. Further federal legislative action to address the ongoing pandemic is expected. Future legislation may change current laws to adversely affect coverage and reimbursement of our test kits, which could harm our business.

For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together, the Affordable Care Act or the ACA, was a sweeping measure that expanded healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and people, the provision of subsidies to eligible people enrolled in plans offered on the health insurance exchanges and the expansion of the Medicaid program.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current U.S. presidential administration to repeal or replace certain aspects of the ACA. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain people who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act of 2020 permanently eliminates, effective January 1, 2020, the ACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On December 14, 2018, a U.S. District Court in Texas ruled that the “individual mandate,” without the penalty that was repealed by Congress as part of the Tax Act, is unconstitutional and cannot be severed from the remainder of the ACA, rendering the entire ACA invalid. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well based on lack of severability. The Supreme Court of the United States granted certiorari on March 2, 2020, and heard oral arguments on the case on November 10, 2020, and the case is expected to be decided sometime in 2021. It is unclear how this decision, future decisions, subsequent appeals and other efforts to repeal and replace or amend the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The ACA, as currently enacted or as amended in the future, may harm our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•	our ability to set a price that we believe is fair for our test kits, once approved;
•	our ability to generate revenue and achieve or maintain profitability; and
•	the availability of capital.

Various new healthcare reform proposals are emerging at the federal and state level, and additional legislative measures to address the COVID-19 pandemic are expected. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.

Our operations involve hazardous materials and we and third parties with whom we contract must comply with environmental laws and regulations, which can be expensive and restrict how we do business, and could expose us to liability if our use of such hazardous materials causes injury.

Our manufacturing processes currently require the controlled use of potentially harmful chemicals. We cannot eliminate the risk of accidental contamination or injury to contracted employees from offshore or third parties from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our resources or any applicable insurance coverage we may have. Additionally, we are subject to, on an ongoing basis, laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could negatively impact our reputation, financial condition, results of operations and cash flows. In the event of an accident or if we otherwise fail to comply with applicable regulations, we could lose our permits or approvals or be held liable for damages or penalized with fines.

In addition, because our test kit contains electronic components and batteries which are purchased from third-party vendors, we may be required under rules promulgated by the SEC governing disclosure of the use of “conflict minerals” (tin, tungsten, tantalum and gold) to determine whether those minerals are necessary to the functionality or production of our test kits and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo, or DRC, or any of its adjoining countries, or covered countries, then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they originated in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products that may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report, if required, to disclose the diligence undertaken by us in sourcing the minerals and our conclusions relating to such diligence). If we are required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this disclosure rule may be very time-consuming for our management and personnel (as well as time-consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures mandated by this rule, which can be perceived by the market to be “negative,” may cause customers to refuse to purchase our test kits. The cost of compliance with the rule could adversely affect our results of operations.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent or other intellectual property protection for any test kits we develop or for our platform, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize test kits and platform similar or identical to ours, and our ability to successfully commercialize any test kits we may develop, and our platform, may be harmed.

As with other medical device companies, our success depends in large part on our ability to obtain, maintain and solidify a proprietary position for our current and any future test kits, which will depend upon our success in obtaining effective patent protection in the United States and other countries that cover, and other intellectual property with respect to, such test kits, their manufacturing processes and their intended methods of use and enforcing those patent claims once granted as well as our other intellectual property. In some cases, we may not be able to obtain issued patent claims or other intellectual property covering our technologies which are sufficient to prevent third parties, such as our competitors, from utilizing our platform. Any failure to obtain or maintain patent and other intellectual property protection with respect to our current and any future test kits or other aspects of our business could harm our business, financial condition and results of operations.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our patents. Additionally, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, suppliers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek and obtain patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, the publication of discoveries in scientific literature often lags behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to file for patent protection of such inventions.

Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties, including Eiken, and are therefore reliant on our licensors or licensees, and may be reliant on future licensors or licensees, to protect certain of our intellectual property used in our business. If our licensors or licensees fail to adequately protect this intellectual property or if we do not have exclusivity for the marketing of our test kits, whether because our licensors do not grant us exclusivity or they do not enforce the intellectual property against our competitors, our ability to commercialize products could suffer. For example, we rely on Eiken to maintain the patents and otherwise protect the intellectual property we license from Eiken pursuant to the Eiken License and Eiken may not successfully prosecute, maintain and protect such patents and intellectual property or may determine not to pursue litigation against third-parties that are infringing these rights, or may pursue litigation less aggressively than we would.

Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship and the like, although we are unaware of any such defects that we believe are of importance. If we or any current or future licensors or licensees fail to establish, maintain, protect or enforce such patents and other intellectual property rights, such rights may be reduced or eliminated. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation or prosecution of our patents or patent applications, such patents or applications may be invalid and/or unenforceable. Any of these outcomes could impair our ability to prevent competition from third parties, which may materially harm our business.

The strength of patent rights generally, and particularly the patent position of medical device companies, involves complex legal and scientific questions and can be uncertain, and has been the subject of much litigation in recent years. This uncertainty includes changes to the patent laws through either legislative action to changes to statutory patent law or court action that may reinterpret existing law or rules in ways affecting the scope or validity of issued patents or the chances that patent applications will result in issued claims and the scope of any such claims. Our current or future patent applications may fail to result in issued patents in the United States or foreign countries with claims that cover our current and any future test kits. Even if patents do successfully issue from our patent applications, third parties may challenge the validity, enforceability or scope of such patents, which may result in such patents being narrowed, invalidated or held unenforceable. Any successful challenge to our patents could deprive us of exclusive rights necessary for the successful commercialization of our current and any future test kits, which may harm our business. Furthermore, even if they are unchallenged, our patents may not adequately protect our current and any future test kits, provide exclusivity for such test kits or prevent others from designing around our claims. If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and test kits would be adversely affected. If the breadth or strength of protection provided by the patents we hold or pursue with respect to our current and any future test kits is challenged, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize, our current and any future test kits.

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current and any future test kits and services, we may be open to competition, which may harm our business prospects. Further, if we encounter delays in our development efforts, the period of time during which we could market our current and any future test kits and services under patent protection would be reduced and, given the amount of time required for the development, testing and regulatory review of planned or future test kits, patents protecting our current and any future test kits might expire before or shortly after such test kits are commercialized. For information regarding the expiration dates of patents in our patent portfolio, see Part I, Item 1 “Business—Intellectual Property” in this Annual Report. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing test kits similar or identical to ours.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own, currently or in the future, issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own now or in the future may be challenged, narrowed, circumvented or invalidated by third parties. Consequently, we do not know whether our current and any future test kits or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or test kits in a non-infringing manner which could harm our business, financial condition and results of operations.

Some of our patents and patent applications may in the future be jointly-owned with third parties. If we are unable to obtain an exclusive license to any such third-party joint-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing test kits and technology. In addition, we may need the cooperation of any such joint-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could harm our business, financial condition and results of operations.

Additionally, we may find it necessary or prudent to acquire or obtain licenses from third-party intellectual property holders. However, we may be unable to acquire or secure such licenses to any intellectual property rights from third parties that we identify as necessary for our current and any future test kits. The acquisition or licensing of third-party intellectual property rights is a competitive area, and our competitors may pursue strategies to acquire or license third-party intellectual property rights that we may consider attractive or necessary. Our competitors may have a competitive advantage over us due to their size, capital resources and greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to acquire or license third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant test kits, which could harm our business, financial condition and results of operations.

We are dependent on patents and other intellectual property licensed from others and may become dependent on other patents or other intellectual property licensed from others in the future. If we lose our licenses for intellectual property that is important to our business, we may not be able to continue developing or selling our test kits.

We have obtained licenses that give us rights to third-party intellectual property that is necessary or useful to our business. The license agreements covering our test kits impose various obligations on us. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If we materially breach the obligations in our license agreements, the licensor typically has the right to terminate the license and we may not be able to market products that were covered by the license, which could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by our licensors could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.

Patents covering our current, and any future test kits, or our technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, which could harm our business, financial condition and results of operations.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad and may not provide us with adequate proprietary protection or competitive advantage against competitors with similar products. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or IPR, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our platform or our current and any future test kits and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize test kits without infringing third-party patent rights. Moreover, we may have to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and test kits, or limit the duration of the patent protection of our current and any future test kits or technologies. Such proceedings also may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us.

In addition, if we initiate legal proceedings against a third-party to enforce a patent covering our current and any future test kits, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Defenses of these types of claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Third parties may also raise claims challenging the validity or enforceability of our patents before administrative bodies in the United States or abroad, even outside the context of litigation, including through re-examination, post-grant review, IPR, derivation proceedings and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in the revocation of, cancellation of or amendment to our patents in such a way that they no longer cover our current and any future test kits or technologies. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant or other third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current and any future test kits and technology. Such a loss of patent protection would harm our business, financial condition and results of operations.

We rely substantially on our trademarks and trade names. If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be harmed.

We rely substantially upon trademarks to build and maintain the integrity of our brand. Our registered and unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be violating or infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we rely upon to build name recognition among potential partners and customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion and asserting claims against such third parties may be prohibitively expensive. In addition, there could be potential trade name or trademark infringement or dilution claims brought by owners of other trademarks against us. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names or other intellectual property may be ineffective, could result in substantial costs and diversion of resources and could harm our business, financial condition and results of operations.

The medical device industry is characterized by intellectual property litigation and in the future could become subject to, litigation that could be costly, result in the diversion of management’s time and efforts, require us to pay damages or prevent us from marketing our existing or future test kits.

Litigation regarding patents, trademarks, trade secrets, and other intellectual property rights is prevalent in the medical device and diagnostic sectors and companies in these sectors have used intellectual property litigation to gain a competitive advantage. Our commercial success depends in part upon our ability and that of our contract manufacturers and suppliers to manufacture, market, and sell our planned test kits, and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights or intellectual property of third parties. Because we have not conducted a formal freedom to operate analysis for patents related to our test kits, we may not be aware of issued patents that a third-party might assert are infringed by our current or any future test kits, which could materially impair our ability to commercialize our current or any future test kits. Even if we diligently search third-party patents for potential infringement by our current or any future test kits, we may not successfully find patents that our current or any future test kits may infringe. If we are unable to secure and maintain freedom to operate, others could preclude us from commercializing our current or future test kits. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future test kits and technology, whether or not we are actually infringing, misappropriating or otherwise violating the rights of third parties. Additional third parties may assert infringement claims against us based on existing or future intellectual property rights, regardless of merit. If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our current and any future test kits and technology. We may also elect to enter into such a license to settle pending or threatened litigation. However, we may not be able to obtain any required license on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us, and could require us to pay significant royalties and other fees. We could be forced, including by court order, to cease commercializing the infringing technology or test kits. In addition, we could be found liable for monetary damages, which may be significant. If we are found to have willfully infringed a third-party patent, we could be required to pay treble damages and attorneys’ fees. A finding of infringement could prevent us from commercializing our planned test kits in commercially important territories, or force us to cease some of our business operations, which could harm our business. Many of our employees were previously employed at, and many of our current advisors and consultants are employed by, universities or other biotechnology, medical device or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we, or these employees, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. These and other claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our business to the infringement claims discussed above.

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could harm our business, financial condition and results of operations.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition and results of operations may be harmed.

Obtaining and maintaining our intellectual property, including patent, protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government agencies, and our intellectual property, including patent, protection could be reduced or eliminated for non-compliance with these requirements.

Obtaining and maintaining our intellectual property, including patent, protection depends on compliance with various procedural measures, document submissions, fee payments and other requirements imposed by government agencies, and our intellectual property, including patent, protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on intellectual property registrations and applications will be due to be paid to the applicable government agencies, including with respect to patents and patent applications the USPTO and similar agencies outside of the United States, over the lifetime of our intellectual property registrations and applications, including our patents and patent applications. The various applicable government agencies, including with respect to patents and patent applications the USPTO and similar agencies outside of the United States, require compliance with several procedural, documentary, fee payment and other similar provisions during the application process. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in the abandonment or lapse of the intellectual property registration or application, resulting in a partial or complete loss of intellectual property rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of an intellectual property registration or application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical test kits or technology, which could harm our business, financial condition and results of operations.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property and proprietary rights throughout the world, which could harm our business, financial condition and results of operations.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents or trademarks on our current and any future test kits in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions or utilizing our trademarks in all countries outside the United States, or from selling or importing test kits made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own test kits and, further, may export otherwise infringing test kits to territories where we have patent protection but enforcement is not as strong as that in the United States. These test kits may compete with our current and any future test kits, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents or marketing of competing test kits in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our current and any future test kits.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 2013, but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our current and any future test kits.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, IPR and derivation proceedings.

Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, future actions by the U.S. Congress, the federal courts and the USPTO could cause the laws and regulations governing patents to change in unpredictable ways. Any of the foregoing could harm our business, financial condition and results of operations.

In addition, recent U.S. Supreme Court rulings have made and will likely continue to make changes in how the patent laws of the United States are interpreted. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also harm our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the ownership or inventorship of our patents and other intellectual property and, if unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms, or at all, or to cease the development, manufacture and commercialization of one or more of our current and any future test kits.

We may be subject to claims that current or former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our current and any future test kits. Litigation may be necessary to defend against these and other claims challenging inventorship of our patents, trade secrets or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our current and any future test kits. If we were to lose exclusive ownership of such intellectual property, other owners may be able to license their rights to other third parties, including our competitors. We also may be required to obtain and maintain licenses from third parties, including parties involved in any such disputes. Such licenses may not be available on commercially reasonable terms, or at all, or may be non-exclusive. If we are unable to obtain and maintain such licenses, we may need to cease the development, manufacture and commercialization of one or more of our current and any future test kits. The loss of exclusivity or the narrowing of our patent claims could limit our ability to stop others from using or commercializing similar or identical technology and test kits. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could harm our business, financial condition and results of operations.

Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the sale and marketing of our current and any future test kits.

The medical device industry is highly competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, we could become subject to significant intellectual property-related litigation and proceedings relating to our or third-party intellectual property and proprietary rights.

Our commercial success depends in part on our and any potential future collaborators’ ability to develop, manufacture, market and sell any test kits that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and other intellectual property or proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us or any potential collaborators to alter our development or commercial strategies, obtain licenses or cease certain activities. The medical device industry is characterized by extensive litigation regarding patents and other intellectual property rights, as well as administrative proceedings for challenging patents, including interference, inter partes or post-grant review, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

Third parties, including our competitors, may currently have patents or obtain patents in the future and claim that the manufacture, use or sale of our current and any future test kits infringes upon these patents. We have not conducted an extensive search of patents issued or assigned to other parties, including our competitors, and no assurance can be given that patents containing claims covering our current and any future test kits, parts of our current and any future test kits, technology or methods do not exist, have not been filed or could not be filed or issued. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future test kits infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. As the number of competitors in our market grows and the number of patents issued in this area increases, the possibility of patent infringement claims against us escalates.

In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed by our current and any future test kits, which could harm our ability to commercialize any test kit we may develop and any other technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If we are found to infringe third-party intellectual property rights, including patents, and we are unsuccessful in demonstrating that such patents or other intellectual property rights are invalid or unenforceable, such third parties may be able to block our ability to commercialize the applicable test kits or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay significant license fees and/or royalties, and the rights granted to us might be non-exclusive, which could result in our competitors gaining access to the same technology. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, we may be unable to commercialize our current and any future test kits, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit or outcome, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing the infringing test kits and/or have to pay substantial damages for use of the asserted intellectual property, including treble damages and attorneys’ fees were we found to willfully infringe such intellectual property. Claims that we have misappropriated the confidential information or trade secrets of third parties could harm our business, financial condition and results of operations. We also might have to redesign our infringing test kits or technologies, which may be impossible or require substantial time and monetary expenditure.

Engaging in litigation to defend against third-party infringement claims is very expensive, particularly for a company of our size, and time-consuming. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could harm our business, financial condition and results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, or the patents of any future licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of any such licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that our patent is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover such technology. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on our common stock price. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could harm our ability to compete in the marketplace. Any of the foregoing could harm our business, financial condition and results of operations.

We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property. Such claims could harm our business, financial condition and results of operations.

As is common in the medical device industry, our employees, consultants and advisors may be currently or previously employed or engaged at universities or other medical device or healthcare companies, including our competitors and potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may in the future become subject to claims that we or these people have, inadvertently or otherwise, used or disclosed intellectual property, including trade secrets or other proprietary information, of their current or former employer. Also, we may in the future be subject to claims that these people are violating non-compete agreements with their former employers. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could harm our business, financial condition and results of operations. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could harm our business, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats, and limitations in intellectual property rights could harm our business, financial condition and results of operations.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make test kits that are similar to our current and any future test kits or utilize similar technology but that are not covered by the claims of our patents or that incorporate certain technology in our current and any future test kits that is in the public domain;

•	we, or our current and future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•

we, or our current and future licensors or collaborators, may fail to meet our obligations to the U.S. government regarding any future patents and patent applications funded by U.S. government grants, leading to the loss or unenforceability of patent rights;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our current or future pending patent applications will not lead to issued patents;
•	it is possible that there are prior public disclosures that could invalidate our patents, or parts of our patents;
•

it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our current and any future test kits or technology similar to ours;

•

it is possible that our patents or patent applications omit people that should be listed as inventors or include people that should not be listed as inventors, which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•	the claims of our patents or patent applications, if and when issued, may not cover our current and any future test kits or technologies;
•	the laws of foreign countries may not protect our proprietary rights or the rights of future licensors or collaborators to the same extent as the laws of the United States;
•

the inventors of our patents or patent applications may become involved with competitors, develop test kits or processes that design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;

•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive test kits for sale in our major commercial markets;

•

we have engaged in scientific collaborations in the past and will continue to do so in the future and our collaborators may develop adjacent or competing test kits that are outside the scope of our patents;

•	we may not develop additional proprietary technologies that are patentable;
•	the patents of others may harm our business; or
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

Any of the foregoing could harm our business, financial condition and results of operations.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed. If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our current and any future test kits, we also rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain a competitive position, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets and know-how can be difficult to protect. We seek to protect such proprietary information, in part, through non-disclosure and confidentiality agreements with our employees, collaborators, contractors, advisors, consultants and other third parties and invention assignment agreements with our employees. We also have agreements with our consultants that require them to assign to us any inventions created as a result of their working with us. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses containing invention assignment, to grant us ownership of technologies that are developed through a relationship with employees or third parties.

We cannot guarantee that we have entered into such agreements with each party that has or may have had access to our trade secrets or proprietary information. Additionally, despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor or other third-party, our competitive position would be materially and adversely harmed. Furthermore, we expect these trade secrets, know-how and proprietary information to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these people, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known, or be independently discovered by, competitors. To the extent that our employees, consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions, which could harm our business, financial condition and results of operations.

If our third-party manufacturing partner, Jabil, does not respect our intellectual property and trade secrets and produce competitive test kits using our designs or intellectual property, our business, financial condition and results of operations would be harmed.

We conduct most of our manufacturing activities through Jabil at its Michigan facilities and expect to begin manufacturing activities in the Dominican Republic in the second quarter of 2021. Although the Jabil MSA generally precludes Jabil from misusing our intellectual property and trade secrets, or using our designs to manufacture test kits for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our current and any future test kits or test kits similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors including:

•	the receipt of additional or amended EUAs from the FDA for our COVID-19 test kit and the timing thereof;
•	our ability to obtain and maintain regulatory approvals for our test kits;
•	changes in laws or regulations applicable to our test kits;
•	adverse developments concerning Jabil or any of our third-party collaborators and suppliers, including our sole-source suppliers;
•	our inability to obtain adequate product supply for any approved test kit or inability to do so at acceptable prices;
•	the degree and rate of physician and market adoption of any of our test kits, and initially our COVID-19 test kit;
•	announcements by us or our competitors of significant business developments, diagnostic technologies, acquisitions, or new offerings;
•	negative publicity associated with issues related to our test kits;
•	changes in the anticipated future size and growth rate of the COVID-19 and influenza diagnostic testing markets as a result of widely administered use of an efficacious vaccine or other treatment;
•	the development of new vaccines and treatments for COVID-19 or the announcement of impending approval of such new vaccines or treatments;
•	our inability to establish collaborations, if needed;
•	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our common stock;
•

performance or news releases by other companies in our industry including about adverse developments related to safety, effectiveness, accuracy and usability of their products, reputational concerns, reimbursement coverage, regulatory compliance, and product recalls;

•	general economic, regulatory and market conditions, including economic recessions or slowdowns;
•	actual or anticipated fluctuations in our financial condition and results of operations, including as a result of anticipated or unanticipated demand based on seasonal factors;
•	variance in our financial performance from expectations of securities analysts or investors;
•	changes in our projected operating and financial results;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions, including the COVID-19 pandemic; and
•	other events or factors, many of which are beyond our control.

Broad market and industry fluctuations, as well as general economic, pandemic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In addition, given the relatively small public float of shares of our common stock on the Nasdaq Global Select Market, or Nasdaq, the trading market for our shares may be subject to increased volatility. In the past, securities class action litigation has often been brought against companies that have experienced volatility or following a decline in the market price of its securities. This risk is especially relevant for us, because medical device companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Substantial future sales and issuances of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock.

In addition, certain of our stockholders have registration rights that would require us to register shares owned by them for public sale in the United States. We have also filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and applicable volume and restrictions that apply to affiliates, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding restricted stock unit awards are available for immediate resale in the United States in the open market.

Sales of our shares could also impair our ability to raise capital through the sale of additional equity securities in the future and at a price we deem appropriate. These sales could also have an adverse effect on the trading price of our common stock.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and current beneficial owners of 5% or more of our common stock beneficially own a significant percentage of our outstanding common stock. These stockholders, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with the interests of other stockholders.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and may be restricted by the terms of any then-current debt instruments. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We are an emerging growth company and a smaller reporting company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and extended adoption period for accounting pronouncements.

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Investors may find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•

a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president, or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer, or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (1) any derivative action or proceeding brought on our behalf, (2) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders, (3) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) any action or proceeding to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (5) any action or proceeding as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware, and (6) any action asserting a claim against us or any of our directors, officers, or other employees governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants.

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation and our amended and restated bylaws will further provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. This may require significant additional costs associated with resolving such action in other jurisdictions and the provisions may not be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find either exclusive forum provision contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could seriously harm our business.

General Risk Factors

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Accordingly, we expect to continue to incur operating losses for the foreseeable future and we may not achieve profitability in the future and that, if we do become profitable, we may not sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our test kits to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2021, which is the year covered by the second annual report following the completion of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.

If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the revenue accounting standard, Accounting Standards Codification, or ASC, Topic 606, management makes judgments and assumptions based on our interpretation of the new standard. The revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Changes in tax law and regulations may have a material adverse effect on our business, financial condition and results of operations.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties outside of the United States to sell our test kits internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other third-party collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

We are subject to numerous laws and regulations related to anti-bribery and anti-corruption laws, such as the FCPA, in which violations of these laws could result in substantial penalties and prosecution.

For any operations outside the United States, we are similarly subject to various heavily-enforced anti-bribery and anti-corruption laws, such as the FCPA and similar laws around the world. These laws generally prohibit U.S. companies and their employees and intermediaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business or gaining any advantage. We face significant risks if we, which includes our third-party business partners and intermediaries, fail to comply with the FCPA or other anti-corruption and anti-bribery laws. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. To that end, our internal control policies and procedures and employee training and compliance programs designed to deter prohibited practices ultimately may not be effective in preventing our employees, contractors, business partners, intermediaries or agents from violating or circumventing our policies and/or the law.

Responding to any enforcement action or related investigation may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Any violation of the FCPA or other applicable anti-bribery, anti-corruption or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could harm our business, financial condition and results of operations.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of its securities. This risk is especially relevant for us because medical device companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

If securities or industry analysts publish unfavorable or inaccurate research about our business, our common stock price and trading volume could decline.

Our stock price and trading volume will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We expect that only a limited number of analysts will cover our company following our initial public offering. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline. Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters are currently located in Emeryville, California, where we lease 6,353 square feet of office, research and development space pursuant to a lease agreement that expires in March 2022. Pursuant to the same lease agreement, we lease an additional 4,211 square feet of office and development space in Emeryville, California that expires in January 2024. We believe these facilities are adequate to meet our needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no material claims, actions or proceedings pending against us or our assets, the ultimate disposition of which we believe could have an adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “LHDX” since February 5, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

At March 1, 2021, there were 38,534,923 shares of our common stock outstanding held by approximately 120 stockholders of record.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business, to finance the growth and development of our business and for future repayment of debt. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

None of the following transactions involved any underwriters, underwriting discounts or commissions, or any public offering unless specified otherwise. Unless otherwise specified below, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Stock Option Grants

From January 1, 2020 through December 31, 2020, we granted certain of our directors, executive officers, employees and consultants options to purchase an aggregate of 3,012,222 shares of common stock with a exercise prices ranging from $0.73 to $2.20 per share. During this period, options to purchase an aggregate of 454,954 shares of common stock were exercised for aggregate consideration of approximately $531,000.

Issuance of Convertible Promissory Notes and Preferred Stock

From March 2019 to January 2020, we issued an aggregate of (i) 6,094,208 shares of Series B redeemable convertible preferred stock to accredited investors at a purchase price of $4.6616 per share for aggregate cash proceeds of $28.0 million and (ii) 1,097,048 shares of Series B redeemable convertible preferred stock to accredited investors upon the conversion of outstanding convertible promissory notes.

From June 2020 to July 2020, we issued and sold convertible promissory notes to certain individual and institutional accredited investors, pursuant to which we issued and sold $11.1 million aggregate principal amount of convertible promissory notes in exchange for $11.1 million in gross proceeds.

In August 2020, we issued an aggregate of (i) 10,919,468 shares of Series C redeemable convertible preferred stock to accredited investors at a purchase price of $5.3905 per share for aggregate cash proceeds of approximately $58.9 million and (ii) 2,593,110 shares of Series C redeemable convertible preferred stock to accredited investors upon the conversion of outstanding convertible promissory notes.

In December 2020, we entered into a note purchase agreement with certain existing and accredited investors, pursuant to which we sold and issued $20.0 million aggregate principal amount of convertible promissory notes and received $20.0 million in gross proceeds.

Use of Proceeds From Registered Securities

On February 9, 2021, we sold 10,350,000 shares of our common stock in connection with our IPO, including 1,350,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at public offering price of $17.00 per share for an aggregate offering price of approximately $176.0 million. The offer and sale of all the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-252164) that was declared effective by the SEC on February 4, 2021. BofA Securities, Inc. and William Blair & Company, L.L.C. acted as lead bookrunning managers and LifeSci Capital LLC acted as co-manager.

The underwriting discounts and commissions for our IPO totaled $12.3 million. We incurred additional costs of approximately $3.5 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $15.8 million. Thus, net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were $160.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 8, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report on Form 10-K titled “Risk Factors.”

We are a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. We have developed a testing platform that produces centralized-laboratory-accurate molecular testing in a single-use and consumer-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. We designed our test kits to provide accurate, reliable and on-the-spot molecular test results anywhere and at any time. We believe the COVID-19, pandemic has shown the infectious disease testing infrastructure in the United States was not designed to accommodate the immediate demands of infectious disease control on a mass-population scale. The testing options today are too expensive, inaccurate, or are inaccessible due to slow time to results or complexity. Mass-population infectious disease testing requires a testing platform that can provide accurate and clinically relevant results on-the-spot, be affordably mass produced, portable and easy-to-use anywhere. Our LUCIRA COVID-19 All-In-One Test Kit used in the POC and prescription at-home settings and pending OTC EUA authorization, if received, for the LUCIRA CHECK IT COVID-19 Test Kit used in the OTC setting, utilize identical components and are referred to as test kit or COVID-19 test kit.  Our test kit is designed to provide a clinically relevant COVID-19 result within 30 minutes from sample collection. We believe, at scale, it will be an affordable, mass-population testing solution. Our initial focus is within respiratory diseases, starting with COVID-19 and influenza A and B virus indications.

Our first clinical trial was conducted among symptomatic individuals and demonstrated the molecular accuracy of our COVID-19 test kit as comparable to the known high sensitivity Hologic Panther Fusion was initiated in September 2020 and supported our first Emergency Use Authorization, or EUA. The Hologic Panther Fusion is a high sensitivity molecular assay due to its LoD as labeled in its FDA EUA. In this clinical trial, we collected samples from 101 subjects, tested the samples head-to-head against the Hologic Panther Fusion and achieved 94.1% positive percent agreement (96.0% with discrepant testing) and 98.0% negative percent agreement. Our strong clinical performance was enabled by our LoD of 900 cps / mL VTM equivalent, which allows our COVID-19 test kit to detect viral genetic material in orders of magnitude better than antigen tests. In addition, our COVID-19 test kit is easy-to-use. Specifically, 100% of patients successfully performed self-testing at home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 users at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back. On November 17, 2020, we received an EUA, from the FDA for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC, with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC.  Our test kit was the first FDA-authorized, under an EUA, COVID-19 test that allows patients to test themselves and receive results at home.  Our prescription at-home use indication does not require healthcare provider telehealth or video observation.

In December 2020, we initiated a follow-on clinical trial among asymptomatic individuals to support both a new EUA submission for OTC non-prescription use, as well as an EUA amendment to our initial EUA to expand the indicated population to include asymptomatic individuals.  We refer to our clinical trial among symptomatic individuals and our follow-up clinical trial among asymptomatic individuals as our Community Testing Studies.  The asymptomatic study enrolled a total of 303 individuals, including 81 asymptomatic positives, and again utilized the Hologic Panther Fusion as the comparator. Results of the follow-on asymptomatic study showed no statistical difference in our test performance compared to the first study among symptomatic individuals. Hence, simply increasing the sample and confidence in our molecular accuracy as compared to the known high sensitivity Hologic Panther Fusion assay.  Our accuracy across both Community Testing Studies as compared to the

Hologic Panther Fusion was 96% across all 404 samples.  Our sensitivity, or positive percent agreement (PPA), was 92% across all 132 positive samples.  Excluding samples with very low levels of virus that possibly were no longer infectious, our sensitivity, or PPA was 97%. Our specificity, or negative percent agreement (NPA) across both studies was 98%.

We submitted EUA applications to the FDA for the expansion of our current EUA to include asymptomatic individuals and OTC use in February 2021.  Both of these submissions are pending authorization as of the date of this filing.  If we receive these additional EUAs, our indicated population will expand to include individuals with and without symptoms, as well as in the prescription at-home and OTC non-prescription indication to include children aged two to 13 with adult collected samples. If we receive an additional EUA for OTC, our COVID-19 test kit product will be one of the first single-use molecular tests that provides polymerase chain reaction, or PCR, quality molecular accuracy pending FDA authorization. Further, pending EUA authorization, to facilitate public health reporting for OTC users, we have developed a text based secure web portal to provide verified test results back to a user’s phone, as well as transmit results to relevant public health authorities.  We believe our portal is easy to use and it can be accessed without downloading an app.

We plan to develop a combination COVID-19 and influenza A and B viruses test kit for prescription at-home use and later our influenza test kit, for OTC use.

Since inception and prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit, for which we have received government grants from the Biomedical Advanced Research and Development Authority, or BARDA, to assist with development. As a result of the COVID-19 pandemic and based on clinical trials of our influenza test kit to date, we refocused our near-term business strategy to respond to the COVID-19 pandemic and focus on the development and commercialization of our COVID-19 test kit.

To date, we have not derived any significant revenue from our test kits, and prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock purchases. We have historically incurred substantial net losses, including net losses of $37.3 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $63.7 million.

Since the second quarter of 2020, we have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit. Research and development activities related to our test kits, including the COVID-19 test kit, include clinical, regulatory and manufacturing process initiatives to obtain marketing approval. We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to promote adoption of our COVID-19 test kit, build relationships with our customers, obtain regulatory clearances or approvals for current and any future test kits, and conduct clinical trials. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with scaling our business operations as well as being a public company, including legal, accounting, insurance, Nasdaq and SEC compliance, investor relations and other expenses. As a result, we will require substantial capital to fund manufacturing expansion, inventory purchases and expenses related to our operating activities, including selling, general and administrative expenses, as well as research and development.

In 2020, we entered into license and manufacturing and services agreements. For a more detailed description of our license and manufacturing and services agreements, see Part I, Item 1, “Business— Intellectual Property— License Agreement with Eiken Chemical Co., Ltd.” and “Business—Manufacturing and Supply,” and Note 5 to our audited financial statements included elsewhere in this Annual Report on Form 10-K.

Factors Affecting Our Business

We believe the following significant factors affect our business:

•

Approval and Market Adoption of Our Test Kits. Our commercial success, including acceptance and use of our COVID-19 test kit, will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory approvals for additional indications of our COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our COVID-19 test kit and rate of adoption of our COVID-19 test kit. The commercial success of our COVID-19 test kit will initially be dependent upon physicians and healthcare providers accepting and adopting our test kit. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.

•

Cost of Revenue. The results of our business will depend in part on our ability to establish and increase our gross margins by effectively managing our costs to produce our test kits, including, initially, our COVID-19 test kit. To better meet the market demand for COVID-19 diagnostic testing, a key part of our growth strategy includes expanding our current manufacturing capacity and automating much of the manufacturing process. Our test kits have been designed for automated production. Eventually, we could expand manufacturing to additional locations around the world to further our manufacturing capacity and reach.

•

Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. The FDA issued two EUAs in December 2020 and third EUA in February 2021 for COVID-19 vaccines. The widely administered use of efficacious vaccines or new therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not develop or substantially grow. However, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing even after an effective vaccine has been widely distributed and compliantly administered. We believe this is largely due to the COVID-19 pandemic resulting in hyper-sensitivity to symptoms and broader awareness of the disease. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostics develops and grows.

•

Seasonality. Our ability to accurately forecast demand for our test kits could be negatively affected by many factors, including seasonal demand. We anticipate that we will experience fluctuations in customer and user demand based on seasonality, which for COVID-19, remains unknown. However, for example, because influenza typically occurs in the fall and winter seasons, we expect our forecasts of inventory for these seasons to reflect a significant increase in inventory relative to our forecasts for the spring and summer seasons. Inventory levels in excess of customer and user demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected.

Components of Our Results of Operations

Revenue

On November 17, 2020 we received an EUA from the FDA for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC, with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. Subsequent to the EUA and through the year ended December 31, 2020, we generated net revenue of $0.3 million from the sale of COVID-19 test kits.

We will continue to develop our commercialization strategy of our COVID-19 test kit within POC and prescription at-home settings through partnerships with customers, such as hospital networks, payors, corporate senior living facilities and large employers.

In February 2021, we submitted an amended EUA application for our COVID-19 test kit to include asymptomatic people. Also, in February 2021, we submitted an EUA application for an OTC indication for our COVID-19 test kit. Additionally, we plan to develop a combination COVID-19 and influenza A and B viruses test kit for prescription at-home use and later an influenza test kit for OTC use.

Our ability to generate revenue will depend on our ability to maintain our current EUA, obtain FDA approvals for additional indications of, and successfully commercialize our current and any future test kits.

We currently derive all of our revenue from the sales of our test kits in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. We anticipate that we will experience fluctuations in customer and user demand based on seasonality, which for COVID-19 remains unknown. As a result, our revenue may fluctuate from quarter to quarter due to seasonality. Our revenue may also fluctuate from quarter-to-quarter due to a variety of factors, including the availability of reimbursement, the size and success of our sales force and the number of hospitals and physicians who are aware of and use our tests.

Costs of Revenue

Costs of revenue include cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense.

We expect that our costs of revenue will increase on an absolute basis as the number of COVID-19 test kits we sell increases. We expect that the cost per test kit will decrease over time due to anticipated volume discounts on outsourced manufacturing costs, materials and shipping costs, and through other volume efficiencies we may gain as the number of test kits manufactured increases. We expect our costs of revenue to fluctuate from quarter to quarter.

Gross Profit and Gross Margin

We expect our gross profit to be affected by a variety of factors, including sales volume of our COVID-19 test kit, pricing pressures, the success of our cost-reduction strategies, the cost of test kit materials, manufacturing costs, and headcount. We expect our margin to increase over the long term to the extent we are successful in our ability to lower the costs associated with the production of our test kits, that includes expanding our current production capacity into a lower cost environment and automating much of the production process, as our test kits have been designed for automated production. If these efforts are successful, we believe we will lower production costs and will be able to increase our gross margin. While our gross margin may increase over the long term, we also anticipate it will likely fluctuate from quarter to quarter.

Operating Expenses

Our operating expenses since inception have substantially consisted of research and development costs and general and administrative costs. We had nominal selling expenses through December 31, 2020, although, we expect these to increase in the near-term.

Research and Development Expenses

We primarily perform our own research and development while obtaining supplemental resources from third parties to conduct our pre-clinical studies, clinical trials and manufacturing of test batches of test kits. The costs of these activities consist primarily of personnel related expenses, including stock-based compensation expense, third-party consultants, costs associated with regulatory compliance and laboratory supplies and materials, along with other direct and allocated expenses such as facility costs, depreciation, and other shared expenses. We expense research and development costs in the periods in which they are incurred. At any one time, we may be working on the development of multiple test kits. Our internal resources, employees and allocated expenses are not directly tied to any one test kit and are typically deployed across multiple test kits. As such, we do not track internal costs on a specific test kit basis. We expect that our research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of revenue, as we continue to invest in development activities related to our current and future test kits and as our revenue increases as a result of sales of our COVID-19 test kits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs, including stock-based compensation expense, accounting and legal expenses, consulting costs, insurance and allocated overhead including rent, depreciation and utilities.

We expect that our selling, general and administrative expenses will increase because of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance, investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax. In addition, we expect that our selling expenses will increase as we establish our sales, sales support functions and marketing efforts due to the commercialization of our COVID-19 test kit. We also expect our administrative expenses to increase as we increase our headcount and expand our facilities and information technology to support our operations as a public company. We also expect to see an increase in our stock-based compensation expense due to the establishment of a new equity plan in February 2021 and the increase in our grant date fair values as a result of our public offering related to grants either in the form of restricted stock units or options. Our selling, general and administrative expenses may fluctuate from period to period due to seasonality.

Other Income (Expense), Net

Other income (expense), net consists primarily of grant income, offset by interest expense, loss on extinguishment of debt and adjustment upon remeasurement of derivative liabilities and convertible notes.

We classify our derivatives and certain convertible notes as liabilities on our balance sheets and record changes in fair value at each balance sheet date with the corresponding change recorded as other income (expense).

Grant Income

To date, we have derived substantially all of our income from government grants. The income from these grants is included in other income, net in our statements of operations.

We earn grant income for performing tasks under research and development agreements with governmental agencies, such as BARDA in respect of our influenza test kit. Income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with government contracts are recorded within grant income. Grant income is recorded at the gross amount of the reimbursement. The direct costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.

We expect that our grant income will decrease as we refocused our near-term business strategy to respond to the COVID-19 pandemic and focus on the development of our COVID-19 test kit for additional indications and the fact that we have not performed any fundable research and development activities toward our influenza test kit since June 2020.

Interest Expense

Interest expense consists of contractual and effective interest incurred on our outstanding convertible notes during the relevant periods.

Loss on Extinguishment of Debt

From July 2018 to January 2019, we issued and sold convertible promissory notes, or the 2018 Notes, in the aggregate principal amount of approximately $4.0 million. The aggregate principal amount and accrued interest on the outstanding 2018 Notes were converted into shares of our Series B preferred stock in March 2019 in connection with our Series B preferred stock financing. The incremental value of our Series B preferred stock issued compared to the carrying value of 2018 Notes was recognized as a loss on the extinguishment of debt during 2019.

From June 2020 to July 2020, we issued and sold convertible promissory notes, or the 2020A Notes, in the aggregate principal amount of approximately $11.1 million. The aggregate principal amount and accrued interest on the outstanding 2020A Notes were converted into shares of our Series C preferred stock in August 2020 in connection with our Series C preferred stock financing. As the 2020A Notes were held at fair value there was no difference between the issuance price of our Series C preferred stock and the fair value of the 2020A Notes, and therefore no loss on extinguishment of debt was recognized during the year ended December 31, 2020.

Remeasurement of Derivative Liabilities and Convertible Notes

The 2018 Notes contained embedded features that met the definition of derivatives. As a result, these embedded features were bifurcated from the 2018 Notes and are accounted for as liabilities and recorded at fair value. The derivative liabilities were remeasured at fair value until the 2018 Notes converted and changes in the fair value were recorded as a component of other income. Upon conversion of the 2018 Notes into shares of our Series B preferred stock in March 2019, the derivative liabilities were remeasured and extinguished.

In December 2020, we issued and sold convertible promissory notes in the aggregate principal amount of approximately $20.0 million, or the 2020B Notes. The 2020B Notes and the 2020A Notes are collectively referred to herein as the 2020 Notes.  The 2020 Notes, met the conditions to be classified as liabilities under ASC 480—Distinguishing Liabilities from Equity and were recorded at fair value at issuance and their respective conversions.  The change in fair value from issuance through conversion of the 2020A Notes into shares of our Series C preferred stock on August 7, 2020 were recognized in other income (expense), net on the statement of operations through the year then ended. The change in fair value of the 2020B Notes from issuance through year end December 31, 2020 were recognized in other income (expense), net on the statement of operations through the period then ended.

Provision for Income Taxes

We use the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. Our provision for income taxes primarily consists of state tax expense.

As part of the process of preparing our financial statements, we continuously monitor the circumstances impacting the expected realization of our deferred tax assets. We consider all available evidence, including historical operating results in each jurisdiction, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. A full valuation allowance is established to reduce our deferred tax assets to the amount that is more likely than not to be realized. These deferred tax assets primarily consist of net operating loss carryforwards and research and development tax credits. We intend to maintain such valuation allowance until sufficient evidence exists to support its reduction. Our deferred tax liabilities primarily consist of book and tax basis differences in fixed assets. The deferred tax assets, net of the valuation allowance, reduce the deferred tax liabilities in full, resulting in no deferred tax assets or liabilities recorded on the balance sheet. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Changes in these estimates may result in significant increases or decreases to our tax provision in a period in which such estimates are changed, which in turn would affect net income or loss.

We recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. Any interest and penalties related to uncertain tax positions have not been material.

Results of Operations

The following table sets forth the significant components of our results of operations for the years presented.

	Years Ended December 31,
	2020	2019	Change
	(In thousands)
Net sales	$269	$—	$269	100%
Cost of products sold	1,941	—	1,941	100
Gross loss	(1,672)	—
Operating expenses:
Research and development	$24,620	$11,436	13,184	115
Selling, general and administrative	5,633	2,422	3,211	133
Total operating expenses	30,253	13,858
Loss from operations	(31,925)	(13,858)
Other income (expense), net:
Grant income	2,145	6,155	(4,010)	(65)
Interest expense	(53)	(90)	37	(41)
Loss on extinguishment of debt	—	(434)	434	(100)
Remeasurement of derivative liabilities and convertible notes	(7,515)	(240)	(7,275)	NM
Total other income (expense), net	(5,423)	5,391
Net loss	$(37,348)	$(8,467)

NM = not meaningful

Net Sales, Cost of Products Sold and Gross Profit (Loss)

We began to generate sales during December 2020 after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. We did not conduct revenue generating activities during the year ended December 31, 2019.

Research and Development

Research and development expenses increased $13.2 million, or 115%, in the year ended December 31, 2020 compared to year ended December 31, 2019. This increase was primarily due to increased expenses related to our development and clinical activities to support our initial EUA application with respect to our COVID-19 test kit. We supported research and development activities such as test kit development and testing, clinical trials and pre-commercial manufacturing related to our COVID-19 test kit through increased personnel-related expenses of $1.3 million, third-party consultants of $6.3 million, and $5.3 million in laboratory supplies and materials purchased, which was additionally supported by a $0.3 million in increased facilities costs allocation. During the year ended December 31, 2019, we had limited working capital and incurred less expenditures related to research and development for our influenza test kit. While certain costs of our research and development activities related to our influenza test kit were previously reimbursed through grants provided by government agencies such as BARDA, we are not reliant on future grant income to fund our current COVID-19 test kit programs. Therefore, we do not believe discontinuing our grant-related research and development activities will have a material impact on our planned operations.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.2 million, or 133%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. This increase was primarily due to an increase in headcount of key, executive-level employees and professional expenses to support our research and development efforts, impending commercial activities and preparation for the initial public offering that closed on February 9, 2021.

Grant Income

Grant income decreased $4.0 million, or 65%, in the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to the stoppage of BARDA billing in June 2020 as we shifted our near-term business strategy from the development of influenza test kits to respond to the COVID-19 pandemic.

Interest Expense

Interest expense, net decreased by an immaterial amount in the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the conversion of our 2018 Notes for shares of our Series B preferred stock in the first quarter of 2019. As the 2020A Notes converted into shares of our Series C preferred stock in August 2020 shortly after their issuance, and the 2020B Notes were issued at December 2020 year end with nominal stated interest, we did not incur a significant amount of interest expense during the same period.

Loss on Extinguishment of Debt

We did not record any losses on extinguishment during the year ended December 31, 2020. The loss on extinguishment of debt was $0.4 million in the year ended December 31, 2019 as the 2018 Notes were converted into shares of our Series B preferred stock in the first quarter of 2019.

Remeasurement of Derivative Liabilities and Convertible Notes

The change in remeasurement of derivative liabilities and convertible notes increased $7.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to significant losses incurred on remeasurement of the 2020 Notes to fair value upon conversion in the case of the 2020A Notes and in the case of the 2020B Notes through the year ended December 31, 2020.

Liquidity and Capital Resources

Based on our current planned operations, we expect that our existing cash, including net proceeds from our IPO, will enable us to fund our business operations for at least 12 months from the date hereof. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

We have incurred net losses since our inception. For the years ended December 31, 2020 and 2019, we incurred a net loss of $37.3 million and $8.5 million, respectively. We expect to incur additional losses and increased operating expenses in future periods. As of December 31, 2020, we had an accumulated deficit of $63.0 million. To date, we have generated only limited grant income and product revenue, and we may never achieve revenue sufficient to offset our expenses or at all.

Prior to our IPO, our primary sources of capital were from the sales and issuances of convertible notes, shares of preferred stock, grant income, and to a lesser extent, option exercises. As of December 31, 2020, we had $58.2 million in cash.

In December 2020, we issued and sold 2020B Notes in the aggregate principal amount of $20.0 million in a private placement, which, in addition to the accrued interest thereon, automatically converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $160.1 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.5 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, during the periods presented.

Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash to fund capital expenditures, inventory purchases and timing of accounts receivable as we grow our commercial infrastructure. We expect to continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses, and research and development expenses will continue to increase as we seek additional regulatory approvals and further develop test kits, increase our test kit manufacturing volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of our test kits.

In January 2015, we entered into a lease for office, research and development space located in Emeryville, California that expires in March 2022. Pursuant to the same lease agreement, we leased additional square feet of office and development space in Emeryville, California that expires in January 2024. For the 12 month period ending December 31, 2021, we project that our fixed commitments will include $0.5 million of lease payments.

Pursuant to the Eiken Agreement we entered into in July 2020, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as royalty payments. The future payments under this agreement are contingent upon future events, such as our achievement of specified milestones and product sales. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future test kit sales. See Part I, Item 1 “Business—Intellectual Property—License Agreement with Eiken Chemical Co., Ltd” in this Annual Report

As of December 31, 2020, we had non-cancellable purchase commitments of $39.8 million, consisting primarily of $27.9 million of raw material purchase commitments and fixed assets related to expanding our manufacturing capacity, and $11.9 million pursuant to the Jabil MSA and Jabil TSA through January 31, 2021. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.

We expect that our near and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business. Based on our current planned operations, we expect that our existing cash and net proceeds of $160.1 million from our IPO will enable us to fund our operating expenses for at least 12 months from the date of this filing. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we would use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and actions taken to slow its spread, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are not able to secure adequate additional funding when needed, we will need to re-evaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, limit, suspend or curtail planned test kit development programs and commercialization efforts, cease operations entirely. Having insufficient funds may also require us to relinquish rights to technology that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose. The foregoing actions and circumstances could materially adversely impact our business, results of operations and future prospects.

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Years Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$(32,524)	$(7,062)
Investing activities	(18,812)	(75)
Financing activities	107,786	11,140
Increase in cash and restricted cash equivalents	$56,450	$4,003

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2020 was $32.5 million, consisting primarily of our net loss of $37.3 million and changes in our net operating assets and liabilities of $3.8 million, partially offset by adjustments for non-cash charges of $8.5 million. The non-cash charges were primarily driven by the loss incurred of $7.5 million on the remeasurement to fair value of the 2020B Notes and to a lesser extent by $0.7 million in share-based compensation expense and depreciation and amortization expense. The net cash used by changes in our operating assets and liabilities were primarily driven by $4.9 million of inventory purchases and $6.4 million of prepaid expenses and deferred costs related to our IPO, partially offset by collections of $1.6 million in grant income receivable and $6.5 million increases in accounts payable and accrued liabilities. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in research and development and selling, general and administrative activities.

Net cash used in operating activities for the year ended December 31, 2019 was $7.1 million, consisting primarily of our net loss of $8.5 million and changes in our net operating assets and liabilities of $0.2 million, partially offset by adjustments for non-cash charges of $1.6 million. Our non-cash charges resulted primarily from several non-cash expenses consisting of stock-based compensation, depreciation, remeasurement of derivative liabilities, reductions in our right-of-use assets and loss on extinguishment of debt. Net cash provided by changes in our operating assets and liabilities of $0.2 million resulted largely from a decrease of $0.7 million in grant income receivable partially offset by the increase of $0.5 million in accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $18.8 million and $75,000 respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our COVID-19 test kit.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020 was $107.8 million, consisting primarily of $76.1 million in proceeds from the issuance and sale of shares of our preferred stock and $31.1 million from the issuance of convertible debt.

Net cash provided by financing activities during the year ended December 31, 2019 was $11.1 million, consisting of $10.8 million in proceeds from the issuance and sale of shares of our preferred stock

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements included elsewhere in this Form 10-K that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported income generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material. While our significant accounting policies are more fully described in Note 2 to our audited financial statements, included elsewhere in this Form 10-K, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

On January 1, 2019, we adopted ASC Topic 606,  Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

Under ASC 606, assuming all other revenue recognition criteria have been met, we recognize revenue for arrangements upon the transfer of control of our products to our customers, which is currently upon the shipment of the product to the customer under our standard terms and conditions, unless underlying customer agreements specify otherwise. There are no further performance obligations by us to the customer after shipment of the product. Control of our products is transferred at a point in time.

Revenue is measured based on the amount of consideration that we expect to receive as reduced by estimated discounts and allowances.

Inventories Produced in Preparation for Product Launches

We capitalize our inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company determines are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and we determine it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs. The factors considered by us in evaluating these uncertainties include the receipt and analysis of positive clinical test results for the underlying product, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the submission of the regulatory application. We closely monitor the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. If we are aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, we consider the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. Prior to obtaining the EUA for our COVID-19 test kit on November 17, 2020, we charged $2.3 million of preapproval inventory to research and development expense. After the receipt of the EUA in November, we account for all production item purchases as inventory in accordance with its standard inventories policy. Preapproval inventories previously recorded as research and development expense that are subsequently sold will have a zero cost of product.

Inventories

We value our inventory at the lower of cost or net realizable value and determine the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. We periodically review our inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established.

Grant Income

We earn grant income for performing tasks under research and development agreements with governmental agencies such as BARDA. Grant income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with government contracts and grants are recorded within grant income. Grant income is recorded at the gross amount of the reimbursement. The direct costs associated with these reimbursements are reflected as a component of research and development expense in our statements of operations.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees, directors and other service providers based on their fair value on the date of grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We recognize the impact of forfeitures on stock-based compensation expense as forfeitures occur. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions including:

•

Expected Term—We have opted to use the “simplified method” for estimating the expected term of plain-vanilla options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

•	Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.
•	Expected Dividend—We have not issued any dividends and do not anticipate to issue dividends on our common stock. As a result, we have estimated the dividend yield to be zero.
•

Expected Volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.

Determination of Fair Value of Common Stock

Prior to our IPO, as there had been no public market for our common stock to date, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. Historically, these independent third-party valuations of our equity instruments were performed contemporaneously with identified value inflection points, including recent preferred stock financings. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of our common stock at each valuation date. Based on our stage of development and other relevant factors, for valuations prior to January 2020, we determined that the option pricing method, or OPM, was the most appropriate method for estimating our enterprise value to determine the fair value of our common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. Starting in January 2020, we determined that the hybrid method was the most appropriate method for determining the fair value of our common stock. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. In addition to considering the results of these independent third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

•	the prices at which we sold shares of our preferred stock and the superior rights, preferences and privileges of our preferred stock relative to our common stock at the time of each grant;
•	the conversion features of the 2018 Notes and the 2020 Notes, including valuation terms;
•	our stage of development and outlook for the commercialization of our test kits and our business strategy;
•	the progress of our research and development programs, including the status and results of pre-clinical studies and clinical trials for our test kits;
•	external market conditions affecting the diagnostics industry and trends within the molecular diagnostics industry, including a review of the performance and metrics of guideline public companies;
•	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
•	the lack of an active public market for our common stock and our preferred stock; and
•	the likelihood of achieving a liquidity event, such as an initial public offering, or sale of our company in light of prevailing market conditions.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

As a public trading market for our common stock was established upon the initial trading of our common stock on February 5, 2021, it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the closing price of our common stock on the date of grant.

As of December 31, 2020, the unrecognized stock-based compensation expense related to employee stock options was $2.6 million and is expected to be recognized as expense over a weighted-average period of approximately 1.6 years.

Accrued Research and Development Costs

We record accrued expenses for estimated costs of our research and development activities conducted by third-party service providers, which include clinical trial activities. We record the estimated costs of research and development activities based upon the estimated amount of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These expenses are a significant component of our research and development costs. We record accrued expenses for these costs based on factors such as estimates of the work completed or supplies received and in accordance with agreements established with these vendors. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed could vary from actual results and result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from service providers, consultants and suppliers. For the periods presented, we have experienced no material differences between our accrued expenses and actual expenses.

Research and Development Expenses

We expense research and development costs as incurred. Research and development expenses include costs incurred for internal and sponsored research and development activities. Research and development expenses consist of salaries and benefits, including associated stock-based compensation, materials acquired prior to capitalization of inventory, and laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. Please see our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by U.S. GAAP.

Recently Issued and Adopted Accounting Standards

See Note 2 to our audited financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Emerging Growth Company Status

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies who have adopted new or revised accounting pronouncements.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion or (c) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

LUCIRA HEALTH, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Lucira Health, Inc.

Emeryville, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lucira Health, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2020.

San Jose, California

March 31, 2021

LUCIRA HEALTH, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash	$58,212	$4,100
Accounts receivable, net	293	—
Inventory	4,865	—
Grant income receivable	183	1,793
Prepaid expenses	3,496	194
Other current assets	844	46
Restricted cash equivalents	2,338	—
Total current assets	70,231	6,133
Property and equipment, net	19,408	368
Operating lease right-of-use assets	748	1,059
Other assets	2,316	47
Total assets	$92,703	$7,607
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,981	$571
Accrued liabilities	4,445	631
Operating lease liabilities, current	431	399
Total current liabilities	8,857	1,601
Convertible notes payable	24,694	—
Operating lease liabilities, net of current portion	380	711
Total liabilities	33,931	2,312
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock $0.001 par value; 103,355,827 and 29,208,635 shares authorized as of December 31, 2020 and 2019, respectively; 23,978,747 and 6,712,085 shares issued and outstanding as of December 31, 2020 and 2019, respectively; aggregate liquidation preference of $123,126 as of December 31, 2020	121,080	30,960
Stockholders’ deficit:
Common stock, $0.001 par value; 150,000,000 and 52,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 2,712,694 and 2,257,740 shares issued and outstanding as of December 31, 2020 and 2019, respectively	3	2
Additional paid-in capital	1,403	699
Accumulated deficit	(63,714)	(26,366)
Total stockholders’ deficit	(62,308)	(25,665)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$92,703	$7,607

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
Net sales	$269	$—
Cost of products sold	1,941	—
Gross loss	$(1,672)	—
Operating expenses:
Research and development	24,620	11,436
Selling, general and administrative	5,633	2,422
Total operating expenses	30,253	13,858
Loss from operations	(31,925)	(13,858)
Other income (expense), net:
Grant income	2,145	6,155
Interest expense	(53)	(90)
Loss on extinguishment of debt	—	(434)
Remeasurement of derivative liabilities and convertible notes	(7,515)	(240)
Total other income (expense), net	(5,423)	5,391
Net loss	$(37,348)	$(8,467)
Net loss per share of common stock, basic and diluted	$(15.58)	$(4.04)
Weighted-average number of shares used in net loss per share of common stock, basic and diluted	2,396,798	2,097,922

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT

(In thousands except for share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2019	3,274,913	$15,020	2,057,746	$2	$329	$(17,899)	$(17,568)
Issuance of Series B redeemable convertible preferred stock, net of $83 issuance costs	2,340,124	10,826	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock upon conversion of notes payable and accrued interest	1,097,048	5,114	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	199,994	—	114	—	114
Stock-based compensation	—	—	—	—	256	—	256
Net loss	—	—	—	—	—	(8,467)	(8,467)
Balance as of December 31, 2019	6,712,085	30,960	2,257,740	2	699	(26,366)	(25,665)
Issuance of Series B redeemable convertible preferred stock, net of $34 issuance costs	3,754,084	17,466	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of $186 issuance costs	10,919,468	58,676	—	—	—	—	—
Conversion of convertible notes to Series C redeemable convertible preferred stock	2,593,110	13,978	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	454,954	1	267	—	268
Stock-based compensation	—	—	—	—	437	—	437
Net loss	—	—	—	—	—	(37,348)	(37,348)
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	$3	$1,403	$(63,714)	$(62,308)

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(37,348)	$(8,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	437	256
Depreciation and amortization	280	283
Remeasurement of derivative liabilities and convertible notes payable	7,515	240
Loss on extinguishment of debt	—	434
Interest accrued on debt	46	32
Noncash lease expense	311	280
Amortization of debt discount	—	58
Changes in assets and liabilities:
Inventory	(4,865)	—
Accounts receivable	(293)	—
Grant income receivable	1,610	682
Prepaid expenses	(3,302)	(125)
Other assets	(2,580)	—
Accounts payable	3,196	(314)
Accrued liabilities	2,768	(181)
Operating lease liabilities	(299)	(240)
Net cash used in operating activities	(32,524)	(7,062)
Cash flows from investing activities:
Acquisition of property and equipment	(18,812)	(75)
Net cash used in investing activities	(18,812)	(75)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	76,142	10,826
Proceeds from issuance of convertible notes payable	31,113	200
Proceeds from exercise of stock options	531	114
Net cash provided by financing activities	107,786	11,140
Net increase in cash	56,450	4,003
Cash, beginning of year	4,100	97
Cash and restricted cash equivalents, end of year	$60,550	$4,100

	Years Ended December 31,
	2020	2019
Reconciliation to amounts on the balance sheets:
Cash	58,212	4,100
Restricted cash equivalents	2,338	—
Total cash and restricted cash equivalents	$60,550	$4,100
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$508	$—
Deferred offering costs included in accrued liabilities	$487	$—
Acquisition of right-of-use asset through operating lease obligation	$—	$418
Discount on convertible note from derivative liabilities	$—	$39
Conversion of convertible notes payable principal and interest for redeemable convertible preferred stock	$13,978	$5,114

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

NOTES TO FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Unless otherwise indicated, financial information except share and per share data, including dollar values stated in the text of the notes to financial statements, is expressed in thousands.

Note 1. Organization

Description of Business

Lucira Health, Inc. (the “Company”) was incorporated under the laws of the state of Delaware on February 20, 2013 under the name DiAssess Inc. The Company changed its name to Lucira Health, Inc. in January 2020. The Company is located in Emeryville, California.

The Company is a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. The Company has developed a testing platform that produces high-complexity-laboratory-accurate molecular testing in a single-use and user-friendly test kit that is powered by two AA batteries and fit in the palm of a hand. The Company’s initial focus is within respiratory diseases, and initially for COVID-19 and influenza Types A and B indications.

On November 17, 2020, the Company received an Emergency Use Authorization (“EUA”) from the Food and Drug Administration (“FDA”) for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the point-of-care (“POC”), with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. People who are suspected of COVID-19 are those who are either symptomatic or are thought to have been exposed to COVID-19.

Reverse Stock Split

On January 28, 2021, the Company’s board of directors approved a 1-for-4.3103 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible preferred stock to be consummated prior to the effectiveness of the Company’s initial public offering (“IPO”) on February 4, 2021. The par value and authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, preferred stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on January 28, 2021 that automatically effectuated the Reverse Stock Split without any further action required.

Initial Public Offering

On February 9, 2021, the Company closed its IPO of 10,350,000 shares of its common stock, including 1,350,000 shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to the Company from the IPO were $160.1 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.5 million. In connection with the IPO, all shares of Series A, Series B and Series C redeemable convertible preferred stock and outstanding convertible notes converted into 25,449,694 shares of common stock.

Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of December 31, 2020, the Company had cash of $58.2 million and had an accumulated deficit of $63.7 million. On

February 9, 2021, the Company received net proceeds of $160.1 million from the sale of an aggregate 10,350,000 shares of its common stock as a part of its IPO, which is available to fund future operations.  The Company believes that cash as of December 31, 2020 along with proceeds from the IPO will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying financial statements.

Management expects to incur additional losses in the future to fund its operations and may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of new test kits.

Other Risk and Uncertainties

The Company has not derived any significant revenue from its test kits to date. The Company is devoting substantially all of its efforts to the research and development of its test kits. The Company is subject to a number of product risks, including the receipt of regulatory approvals for additional indications of the COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for the COVID-19 test kit and rate of adoption of the COVID-19 test kit. The commercial success of the COVID-19 test kit will initially be dependent upon physicians and healthcare providers accepting and adopting our test kit. The Company is also subject to risks related to compliance with government regulations, protection of proprietary technology, dependence on third-parties, product liability, and dependence on key individuals.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company is working to manage and mitigate potential disruptions to its research and future manufacturing and supply chain considerations. The Company has not experienced hindrance to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities.

Use of Estimates

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to recognition of grant income, the fair value of the Company’s common stock and redeemable convertible preferred stock, the fair value of derivative liabilities and convertible notes payable, stock-based compensation, incremental borrowing rate, revenue recognition, inventory valuation, accrued research and development costs, uncertain tax positions, the recoverability of its long-lived assets and the valuation of deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to credit risk consist principally of cash held by financial institutions, grant income receivables and account receivables. Substantially all of the Company’s cash is held at one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

The Company’s grant income receivable balance at each respective balance sheets date results from grant agreements with two U.S. government agencies.

As of and during the year ended December 31, 2020, there was only one customer which represented 100% of the Company’s accounts receivable and revenue.

The Company is dependent on key suppliers for certain laboratory materials and inventory items. An interruption in the supply of these materials could temporarily impact the Company’s ability to manufacture its commercial inventory and perform development, testing and clinical trials related to its products.

Fair Value Measurements

The carrying value of the Company’s cash, accounts receivable, grant income receivable, prepaid expenses, other current assets and accrued liabilities approximate fair value due to the short-term nature of these items.

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities;
•

Level 2—Inputs other than quoted prices included within Level 1 that are observable, unadjusted quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s derivative liabilities and convertible notes are measured at fair value on a recurring basis and are classified as Level 3 liabilities. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date on the statement of operations.

Cash, and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of December 31, 2020 and 2019, there were no cash equivalents.

As of December 31, 2020, the Company held a restricted cash balance of $2.3 million which was used to secure a letter of credit in relation to the Company’s contract manufacturer to secure certain purchases made on the Company’s behalf. The cash was deposited in a money market account with maturities of three months or less and thus considered a restricted cash equivalent.

Inventories Produced in Preparation for Product Launches

The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that the Company determines are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and the Company has determined it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs. The factors considered by the Company in evaluating these uncertainties include the receipt and analysis of positive clinical test results for the underlying product, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the submission of the regulatory application. The Company closely monitors the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. If the Company is aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. As of December 31, 2019, the Company held no inventory that met criteria for capitalization. Prior to obtaining the EUA authorization for its COVID-19 test kit on November 17, 2020, the Company charged $2.3 million of preapproval inventory to research and development expense. After receipt of the EUA in November 2020, the Company accounted for all production item purchases as inventory in accordance with its inventories policy below. Preapproval inventories previously recorded as research and development expense that are subsequently sold will have a zero cost of product. Subsequent to receipt of the EUA in November 2020, the Company utilized a portion of the $2.3 million preapproval inventory write-offs for cost of sales of $60 and for selling, general and administrative and research and development activities of $893.

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. All inventory held as of December 31, 2020 is in the form of raw materials.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established. The Company recorded a write down adjustment of $99 as of December 31, 2020.

The Company offers a standard product warranty that our products will perform as intended upon the date of original delivery for a reasonable period of time, which typically coincides with product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company will regularly review these estimates to assess the appropriateness of our recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2020, the Company had not recorded an accrued liability for warranty returns.

Grant Income Receivable

Grant income receivable consists of billed and unbilled amounts earned from various government grants for costs incurred prior to the period end under reimbursement contracts. The amounts are billed to the respective government agencies. As collection is deemed probable, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are recorded as operating expense in the Company’s statements of operations. Of the amounts presented on the balance sheets as grant income receivable, $161 and $926 were unbilled as of December 31, 2020 and 2019, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in other income or expense in the statements of operations in the period realized.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the balance sheets. The Company did not have any finance leases as of December 31, 2020 and 2019.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. When the Company’s leases do not provide an implicit rate, an incremental borrowing rate is used based on the information available at commencement dates in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU assets also include any lease payments made and exclude lease incentives when paid by the Company or on the Company’s behalf. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components. The Company elected to not separate lease and non-lease components for all of its building leases. The Company also made an accounting policy election to recognize lease expense for leases with a term of 12 months or less on a straight-line basis over the lease term and not recognize ROU assets or lease liabilities for such leases.

Long-Lived Assets

The Company’s long-lived assets are comprised principally of its property and equipment, including leasehold improvements and ROU assets.

If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value, and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. No impairment of long-lived assets was recorded during the years ended December 31, 2020 and 2019.

Accrued Research and Development Costs

The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. The Company records accrued expenses for these costs based on factors such as estimates of the work completed or supplies received and in accordance with agreements established with these vendors. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The Company makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, the Company adjusts its accrued estimates.

Redeemable Convertible Preferred Stock

The Company’s shares of preferred stock are assessed at issuance for classification and redemption features requiring bifurcation. The Company’s preferred stock is not mandatorily redeemable. The Company presents as temporary equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders, or (iii) has conditions for redemption which are not solely within the control of the Company. The Company’s preferred stock is redeemable if the Company has not been dissolved within 90 days following the occurrence of certain deemed liquidation events, which the Company determined is not solely within its control and thus has classified shares of redeemable convertible preferred stock as temporary equity until such time as the conditions are removed or lapse. The Company initially records redeemable convertible preferred stock at fair value, net of issuance costs. Because the occurrence of a deemed liquidation event is not currently probable, the carrying values of the shares of redeemable convertible preferred stock are not being accreted to their redemption values. Subsequent adjustments to the carrying values of the shares of redeemable convertible preferred stock would be made only when a deemed liquidation event becomes probable.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the IPO, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. There were $2.2 million of deferred offering costs related to the Company’s IPO recorded as other assets on the Company’s balance sheet for the year ended December 31, 2020.

Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”), “Revenue from Contracts with Customers” when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

Under ASC 606, assuming all other revenue recognition criteria have been met, the Company will recognize revenue for arrangements upon the transfer of control of the Company’s products to its customers, which is currently upon the shipment of the product to the customer under the Company’s standard terms and conditions. There are no further performance obligations by the Company to the customer after shipment of the product. Control of the Company’s products is transferred at a point in time.

Revenue is measured based on the amount of consideration that the Company expects to receive as reduced by estimated discounts and allowances.

All of the Company’s revenue has been derived from sales of its test kits. The Company currently markets its test products to physicians and licensed healthcare providers in the United States. A single customer accounted for 100% of the Company’s revenue during the year ended December 31, 2020.

Collection of the Company’s net revenues generally occur within 30 days of billing. Contracts do not contain significant financing components based on the typical period of time between delivery of products and collection of consideration.

Costs to obtain or fulfill a contract are currently expensed when incurred because our performance obligation is satisfied at a point in time.

The Company invoices its customers upon shipment of product, and records its sales upon shipment in accordance with its standard terms and conditions, unless underlying customer contracts specify otherwise.

When necessary, the Company invoices and collects sales tax from its customers for sales of products. The Company has elected to exclude sales tax from the measurement of the transaction price.

Grant Income

The Company earns grant income for performing tasks under research and development agreements with governmental agencies.

In July 2018, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), a division within the U.S. Department of Health and Human Services (“HHS”), for an award of up to $10 million to demonstrate the feasibility of a novel in-home, disposable, point-of-care rapid diagnostic assay for the detection of Influenza A and B for work performed through July 2020. In September 2019, the Company amended its agreement with BARDA to increase the award to $21.5 million and extend the reporting period through July 2022. The Company recognized grant income from BARDA of $1.8 million and $5.7 million during the years ended December 31, 2020 and 2019, respectively.

The Company recognized grant income from other governmental agencies of $0.3 million and $0.5 million during the years ended December 31, 2020 and 2019, respectively.

Grant income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with government contracts and grants are recorded at the gross amount within grant income. The costs associated with these reimbursements are reflected as a component of research and development expense in the Company’s statements of operations.

Research and Development

Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were immaterial for the years ended December 31, 2020 and 2019, and are included in selling, general and administrative expenses in the accompanying statements of operations.

Stock-Based Compensation

The Company’s stock-based awards consist of stock options issued to employees and non-employees. The Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option. Prior to the Company’s initial public offering, the Company was a private company and lacked company-specific historical and implied fair value information. Therefore, the Board of Directors (the “Board”) of the Company considered numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards were approved. The factors considered include, but are not limited to (i) the results of contemporaneous independent third-party valuations of the Company’s common stock and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (ii) the lack of marketability of the Company’s common stock; (iii) actual operating and financial results;(iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions, and (vi) precedent transactions involving the Company’s shares.

The Company determined the expected stock volatility using a weighted-average of the historical volatility of a group of guideline companies that issued options with substantially similar terms, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, management would adjust the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, and options outstanding under the Company’s stock option plan. For the years ended December 31, 2020 and 2019, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Years Ended December 31,
	2020	2019
Numerator
Net loss attributable to common stockholders basic and diluted	$(37,348)	$(8,467)
Denominator
Weighted-average number of common shares outstanding, basic and diluted	2,396,798	2,097,922
Net loss per share attributable to common stockholders, basic and diluted	$(15.58)	$(4.04)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2020	2019
Redeemable convertible preferred stock	23,978,747	6,712,085
Common shares issuable upon conversion of convertible note	1,470,947	—
Options to purchase common stock	4,587,700	2,207,376
	30,037,394	8,919,461

Segment Reporting

The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on an aggregate basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single operating and reportable segment, which is the business of designing, manufacturing and selling of disposable test kits. All revenue generated during the year ended December 31, 2020 was to a customer located in the United States.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements, or Accounting Standard Updates (“ASU”) are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.

The Company is an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for either the entire ASU or only the provisions that eliminate or modify requirements. The amendments with respect to changes in unrealized gains and losses, the range and weighted-average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty are to be applied prospectively. All other amendments are to be applied retrospectively to all periods presented. The Company adopted this guidance on January 1, 2020. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this ASU beginning January 1, 2023. The Company is evaluating the potential impact of this standard on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes specific exceptions to the general principles in Topic 740, improves application of income tax-related guidance and reduces complexity related to the accounting for income taxes. The standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within that year. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its financial statements.

Note 3. Fair Value Measurements

The Company’s restricted cash equivalent is measured at fair value on recurring basis as of December 31, 2020 and is classified as Level 1 input. The restricted cash equivalent is a money market account that the Company opened in August 2020. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
	2,338	—	—
Liabilities
Convertible notes payable			$24,694
	—	—	24,694

The Company did not have any financial instruments measured at fair value on a recurring basis as of December 31, 2019.

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below for the years ended December 31:

	Year ended December 31
	2020	2019
Fair value at beginning of the year	$—	741
Initial fair value of instruments issued	31,139	39
Change in fair value of instruments and accrued interest, net	7,533	240
Extinguishment of instruments held at fair value	(13,978)	(1,020)
Fair value at end of the year	$24,694	$-

The Company’s derivative liabilities relate to the Redemption Feature which is bifurcated from the 2018 Notes. The valuation of the Company’s derivative liabilities contains unobservable inputs that reflect the Company’s own assumptions for which there is little, if any, market activity for at the measurement date. Accordingly, the Company’s derivative liabilities are measured at fair value on a recurring basis using unobservable inputs and are classified as Level 3 inputs, and any change in fair value is recognized as other income (expense), net in the statements of operations.

In order to determine the fair value of the 2019 derivative liabilities, the Company utilized an income approach model based on a probability weighted with-and-without perspective as of each issuance date and ultimate redemption date of March 11, 2019. Under this method, the fair value of the debt instrument is measured with the Redemption Feature and without the Redemption Feature and the difference is the implied fair value. The income approach model incorporates assumptions and estimates to value the Redemption Feature. Estimates and assumptions impacting the fair value measurement include the probabilities of a Qualified or Non-Qualified Financing taking place, the estimated term remaining until the triggering event takes place, and the discount rate.

The convertible notes issued in June and July of 2020 were recorded at the fair value which was the principal balance of the notes at a fixed price of 80% of the price paid per share for equity securities by the Series C holders. The Company determined this approach to be the most suitable method as the time between issuance and Series C issuance was two months and a next equity financing was highly probable at time of issuance.

In order to determine the fair value of the convertible notes issued in December 2020, the Company utilized the probability-weighted expected return method (“PWERM”). The PWERM relies on a forward-looking analysis to determine the fair value. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. The fair value estimate relied upon in the PWERM scenario was based on likelihood of achieving four liquidity events, i) an initial public offering ii) merger or acquisition of the Company given prevailing market conditions iii) change of control iv) maturity of the convertible notes. Estimates and assumptions impacting the fair value measurement include future value under the various conversion scenarios, discount rate, discount period, discount factor and probability of occurrence of each scenario, as best estimated by management.  The estimated future value of the notes for each scenario is then discounted to present value using a discount rate. The future value was determined based on the estimated term to the event from valuation date as determined by management. The exit value in an IPO scenario is based on banker indications as well as an analysis of guideline companies that went public within the past few years that are broadly comparable to the Company. The exit value of an M&A scenario is determined by management with an estimated premium applied to the IPO value estimate. The discount rate, discount period, and probability of the occurrence of liquidity scenarios are estimates made by the management.

The significant inputs that are included in the valuation of the convertible notes as of December 31, 2020 on a weighted average basis include:

Weighted- Average
Input
Term (in years)	0.23
Discount Rate	8.03%
Future Value of Convertible Notes	$25,117

Note 4. Other Financial Information

Property and Equipment, Net

	December 31,
	2020	2019
Construction in progress	$15,308	$—
Machinery and equipment	4,679	709
Furniture and fixtures	88	62
Leasehold improvements	501	480
Total, at cost	20,576	1,251
Accumulated depreciation and amortization	(1,168)	(883)
Property and equipment, net	$19,408	$368

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was approximately $280 and $283, respectively. Construction in progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation. Construction in progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
Professional fees	$1,577	$213
Accrued manufacturing and inventory purchases	1,165	—
Property and use tax	204	104
Payroll liabilities	604	42
Early exercise liability	263	—
Accrued deferred offering costs	487	—
Other	145	272
Total	$4,445	$631

Note 5. Commitments and Contingencies

Commitments

License Agreement with Eiken Chemical Co., Ltd.

In July 2020, the Company entered into a patent license agreement (“Eiken Agreement”), with Eiken Chemical Co., Ltd. (“Eiken”). Pursuant to the terms of the Eiken Agreement, Eiken granted the Company a royalty bearing non-transferable, non-assignable, sublicensable (to the Company’s affiliates), non-exclusive license under certain patents, which the Company refers to collectively as the Eiken Licensed Patents, relating, in part, to loop-mediated isothermal amplification, to develop, make, use, sell, offer for sale and dispose of any reagent, product, kit, device, equipment and/or system for nucleic acid-based in-vitro diagnostic tests for detection of SARS-CoV-2, which causes COVID-19, which the Company collectively refers to as the Initial Licensed Products, in the United States. The Company also has limited have-made rights with respect to the Eiken Licensed Patents.

Under the terms of the Eiken Agreement, the Company also has an option to expand the license to the Eiken Licensed Patents for the Initial Licensed Products outside of the United States for a payment of additional fees. In addition, the Company also has an option to expand the license to the Eiken Licensed Patents for new targets beyond the purpose of testing COVID-19 in the United States, which the Company collectively refer to as the Additional Licensed Products, and together with the Initial Licensed Products, the Licensed Products, for a payment of a one-time fee for each Additional Licensed Product and an additional fee for the expansion of the licensed territory outside of the United States for each Additional Licensed Product.

As partial consideration of the rights granted to the Company under the Eiken Agreement, the Company made an upfront payment to Eiken of $24. The Company is also required to make an additional payment by July 2021 for $24 (based on the December 31, 2020 conversion ratio of 103.56 yen to one U.S. dollar). The Company recorded the upfront payment and second payment as research and development expense on the statement of operations for the year ended December 31, 2020. In addition, the Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a cost of goods sold.

The Eiken Agreement will terminate on the expiration date of the last to expire valid claim of the Eiken Licensed Patents in all countries, the latest of which is June 2031. The Company may also terminate the Eiken Agreement at any time upon a certain number of days’ prior written notice to Eiken after Eiken has received the payment due July 2021 mentioned above and all royalties accrued up to the termination date. Eiken may terminate the Eiken Agreement upon (1) not receiving any royalties on Licensed Products for a certain period of time after the Company commences sale of such Licensed Product, (2) a breach by the Company or its affiliates that is not cured within a certain number of days after receiving written notice of the breach, (3) our bankruptcy or insolvency or certain other bankruptcy or insolvency events, (4) the assignment or attempt to assign the Eiken Agreement by the Company in violation of the Eiken Agreement or (5) a challenge by the Company or its affiliates of the validity of any of the Eiken Licensed Patents.

Technology Services Agreement with Jabil

On September 10, 2020, the Company entered into a technical services agreement (“Jabil TSA”), with Jabil, Inc. (“Jabil”), pursuant to which Jabil will use commercially reasonable efforts to perform certain technical services related to the development of components, assemblies and systems in relation to each project under the agreement as set forth in one or more statement of work, which may include the Company’s COVID-19 test kit and any of its future product candidates.

The Company is obligated to pay Jabil all amounts as set forth in each statement of work, which will specify the timeline and schedule for the performance of each service, the compensation to be paid by the Company to Jabil and other relevant terms and conditions.

After the initial term of three years, the Jabil TSA will automatically be renewed for successive periods of one year unless a party provides the other party with notice of its intention not to renew the agreement at least 180 days prior to the expiration of the then current term. Either party may terminate the Jabil TSA at any time upon the mutual written consent of both parties. In addition, the agreement may be terminated by either party (a) at will upon at least 180 days’ written notice to the other party, (b) for cause based on a material breach by the other party, subject to a 60-day cure period and (c) for certain bankruptcy or insolvency events enumerated under the agreement.

Manufacturing Services Agreement with Jabil

On September 10, 2020, the Company entered into a manufacturing services agreement (“Jabil MSA”) with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with the Company’s specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without the Company’s prior written consent. The Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast. As of December 31, 2020, the Company has an outstanding non-cancellable purchase commitment of $11.9 million related to the Jabil MSA.

The Company is obligated to pay Jabil upon the completion of test kit purchase orders based on a volume pricing matrix, pursuant to which Jabil will review the actual purchases during the then-ending quarter and compare against the forecasted orders in the upcoming quarter. If Jabil determines that the actual purchases correspond to a different pricing band in the volume pricing matrix, Jabil will either issue (a) a credit for any excess price paid by us if the actual price is lower than the invoiced price or (b) an invoice for any shortfall if the actual price is higher than the invoiced price. Jabil may adjust the volume pricing matrix to reflect changes in costs on the first anniversary of its notice to the Company that production qualification can commence, or after the addition of new equipment or labor. The parties will review the prices on a quarterly basis and may revise them based on applicable costs and expenses.

The agreement is for an initial term of three years and automatically renewed for successive periods of one year, subject to either party’s notice of intent not to renew, delivered at least 180 days prior to the expiration of the then-current term. The Jabil MSA may be terminated at any time upon the mutual written consent of the parties. In addition, the agreement may be terminated by either party (a) at will upon at least 180 days’ written notice to the other party, (b) for cause based on a material breach by the other party, subject to a 30-day cure period and (c) for certain bankruptcy or insolvency events enumerated under the agreement.

Other Commitments

As of December 31, 2020, the Company has additional outstanding non-cancellable purchase commitments for $27.9 million for raw material purchases and fixed assets related to expanding the Company’s manufacturing capacity.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not been subject to any claims or required to defend any action related to its indemnification obligations.

The Company’s amended and restated certificate of incorporation contains provisions limiting the liability of directors, and its amended and restated bylaws provide that the Company will indemnify each of its directors to the fullest extent permitted under Delaware law. The Company’s amended and restated certificate of incorporation and amended and restated bylaws also provide the Board with discretion to indemnify its officers and employees when determined appropriate by the Board. In addition, the Company has entered and expects to continue to enter into agreements to indemnify its directors and executive officers.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising out of the ordinary course of its business. Management is currently not aware of any matters that will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 6. Leases

The Company has operating leases for corporate offices, operations and research and development facilities. These leases have remaining lease terms of 2 to 4 years. The lease of operations and research and development facilities includes costs for utilities and common area maintenance which are not included in the calculation of lease payments.

Leases with an initial term of 12 months or less are not recorded on the balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s balance sheets as of December 31, 2020 and 2019. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of December 31, 2020, are as follows:

Operating
Leases
Year ending December 31:
2021	$457
2022	259
2023	193
2024	33
2025	—
942
Less: imputed interest	(131)
Present value of lease liabilities	811
Less: current portion	(431)
Lease liabilities, net of current portion	$380

The Company made payments of $425 and $367 during the years ended December 31, 2020 and 2019, respectively, which are included as cash flow from operating activities on the statements of cash flows.

Additional information related to the Company’s leases was as follows for the years ended December 31:

	2020	2019
Operating lease cost	$435	$414
Short-term lease cost	$536	$335
Weighted-average remaining lease term (years)	2.36	3.24
Weighted-average discount rate	13.14%	13.14%

Note 7. Convertible Notes Payable

2018 Notes

The Company entered into convertible promissory notes (the “2018 Notes”) in July 2018, with several lenders, including current investors. The lenders provided in aggregate $3.3 million in cash consideration to the Company. The 2018 Notes accrue interest at 5% per annum, which is accrued on the note balance. All unpaid interest and principal were due and payable upon request of the holders of a majority of the outstanding principal of the 2018 Notes on or after July 6, 2020. In December 2018, the Company entered into additional 2018 Notes for an aggregate $500 in cash consideration. In January 2019, the Company received an additional $200 for an additional 2018 Note. These subsequent 2018 Notes had substantially the same terms as the July 2018 Notes.

Pursuant to the 2018 Notes, the outstanding principal balance and unpaid accrued interest was automatically convertible into equity shares in the next equity financing round of at least $5 million (“Qualified Financing”) at a price per share equal to (i) 90% of the per share price paid for equity shares by investors in the Qualified Financing, if on or before August 1, 2018 or (ii) 80% of the per share price paid for equity shares by investors in the Qualified Financing, if after August 1, 2018. If the next financing was not a Qualified Financing (“Non-Qualified Financing”), the holders of a majority of the outstanding principal of the 2018 Notes also had the option to convert the outstanding principal balance and unpaid accrued interest into equity shares issued in the Non-Qualified Financing on the same terms set forth for a Qualified Financing. In addition, if the Company consummated a change of control, the Company would have been required to repay the holders of the 2018 Notes in cash an amount equal to (i) the outstanding principal amount plus any unpaid accrued interest, plus (ii) a repayment premium equal to 100% of the outstanding principal amount of the 2018 Notes. These conversion alternatives are collectively known as the “Redemption Feature.”

The Company evaluated whether the 2018 Notes contain embedded features that meet the definition of derivatives under ASC 815, Derivatives and Hedging. The Company identified features that qualify as derivatives as they continuously reset as the underlying stock price increases or decreases so as to provide a variable number of shares for a fixed value of equity to the holders at any conversion date. Thus, the embedded Redemption Feature was bifurcated and accounted for as a derivative liability to be remeasured at the end of each reporting period. The fair value of the Redemption Feature as of December 31, 2018 and on the redemption date of March 11, 2019, was $741 and $1.0 million, respectively. The Company recorded $240 and as remeasurement of derivative liabilities in other income (expense), net in the statements of operations during the year ended December 31, 2019.

The Company did not incur any direct costs in relation to the issuance of the 2018 Notes in the year ended December 31, 2019. The Redemption Features were recorded as debt discounts. The 2018 Notes were assigned the remaining value of the total proceeds. During the year ended December 31, 2019, the Company also recorded interest expense in the statements of operations of $32, related to the 2018 Notes.

In March 2019, the Company issued Series B redeemable convertible preferred stock (“Series B”) for proceeds of approximately $7.5 million, which met the definition of a Qualified Financing. The 2018 Notes and accrued and unpaid interest of $4.1 million were extinguished and converted into 1,097,048 shares of Series B at $3.7293 per share, which is 80% of the Series B issuance price of $4.6616. The Series B had a fair value of $4.6616 per share on the date of conversion. The Company extinguished the 2018 Notes and removed them at carrying value along with the unamortized debt discount of $431 and final valuation of the Redemption Feature of $1.0 million, and recorded a loss on debt extinguishment of $434 in the statements of operations during the year ended December 31, 2019.

2020A Notes

The Company entered into convertible promissory notes (the “2020A Notes”) in June and July 2020, with several lenders, including current investors. The lenders provided in aggregate $11.1 million in cash consideration to the Company. The 2020A Notes accrue simple interest at 4% per annum that is due and payable upon the request of the holders of a majority of the then outstanding principal amount of the 2020A Notes on or after June 12, 2021.

Pursuant to the 2020A Notes, the outstanding principal balance and unpaid accrued interest was automatically convertible into equity shares in the next equity financing round of at least $10 million (“2020A Qualified Financing”) at a price per share equal to the lower of (i) 80% of the price paid per share for equity securities by the investors in the 2020A Qualified Financing or (ii) the quotient resulting from dividing $95 million by the number of shares of outstanding common shares on a diluted basis immediately prior to the closing of the 2020A Qualified Financing. If the next financing was not a 2020A Qualified Financing (“2020A Non-Qualified Financing”), the holders of a majority of the outstanding principal of the 2020A Notes also had the option to convert the outstanding principal balance and unpaid accrued interest into equity shares issued in the 2020A Non-Qualified Financing on the same terms set forth for a 2020A Qualified Financing. In addition, if the Company consummated a change of control, it would be required to convert the outstanding principal balance of the 2020A Notes and any unpaid accrued interest into shares of a newly created series of preferred stock having the identical rights, privileges, preferences and restrictions as the Series B. Additionally, in the event that the 2020A Notes had not converted into equity securities by June 12, 2021, the outstanding principal and unpaid accrued interest of each of the 2020A Notes would have automatically converted into shares of Series B at a conversion price equal to the original issuance price.

In August 2020, the Company issued Series C for proceeds of approximately $58.7 million (see Note 8), which met the definition of a 2020A Qualified Financing. Additionally, the 2020A Notes and accrued and unpaid interest of $11.2 million were extinguished and converted into 2,593,110 shares of Series C at $4.3124 per share, which is 80% of the Series C issuance price of $5.3905. The Series C had a fair value of $5.3905 per share on the date of conversion. The Company extinguished the 2020A Notes at fair value along with the accrued interest of $44.

2020B Notes

The Company issued and sold convertible promissory notes (the “2020B Notes” and together with the “2020A Notes”, the “2020 Notes”) in December 2020, with several lenders, including current investors. The lenders provided an aggregate amount of $20 million in cash consideration to the Company. The 2020B Notes accrue simple interest at 0.15% per annum and this interest is due and payable upon the request of the holders of a majority of the then outstanding principal amount of the 2020B Notes on or after December 11, 2022.

The outstanding principal and unpaid accrued interest of each Note is convertible upon occurrence of one of the following events: Maturity or Change in Control. In the event of an equity financing including an IPO with proceeds of not less than $10 million (“2020B Qualified Financing”), 2020B notes automatically convert into equity securities sold in the 2020B Qualified Financing at 80% of the price paid for securities sold in the 2020B Qualified Financing. In the event of an equity financing or IPO of less than $10 million, the majority holders of the 2020B Notes have the option to treat the offering as a 2020B Qualified Financing at 80% of the price paid for securities sold in the round (“2020B Non-Qualified Financing”). In the case of maturity, all unpaid interest and principal shall be due and payable on the maturity date. If the notes remain outstanding on the maturity date, then the outstanding principal balance and any unpaid accrued interest is automatically converted in Series C Preferred stock based on the Series C original issue price of $5.3905. In addition, if the Company consummates a change of control as defined in Note 8, the holders of the 2020B Notes will receive shares of the Company’s common stock at 70% of the price paid for shares of common stock.

The 2020 Notes are considered freestanding instruments that qualify as liabilities under ASC Topic 480, Distinguishing Liabilities from Equity as the Company is committed to issue an instrument that ultimately may require a transfer of assets. The 2020 Notes were accounted for at fair value and re-measured at each reporting date. Accordingly, the Company classified the 2020 Notes as a liability at their fair value and adjusts the instruments to fair value at each balance sheet date until the 2020 Notes are converted. The Company recorded a change in the fair value of the 2020A Notes of $2.8 million recognized as remeasurement of derivative liabilities and convertible notes in other income (expense), net in the statements of operations prior to their extinguishment in August 2020.  The Company recorded a change in the fair value of the 2020B Notes of $4.7 million recognized as remeasurement of derivative liabilities and convertible notes in other income (expense), net in the statements of operations during the year ended December 31, 2020.

Note 8. Capital Stock

Redeemable Convertible Preferred Stock

Under the Company’s amended and restatement certificate of incorporation, the Company is authorized to issue 14,382,437 shares of preferred stock designated as Series A, of which 3,274,913 were issued in October 2015.

On March 6, 2019, the Company amended and restated its certificate of incorporation to, among other things, increase its authorized shares of redeemable convertible preferred stock from 14,382,437 to 27,858,121 shares, of which 13,742,223 shares are designated as Series B and set forth the rights, preferences and privileges of the Series B. On July 24, 2019 the Company amended and restated its certificate of incorporation to increase its authorized shares of redeemable convertible preferred stock from 27,858,121 to 28,931,242, including increasing the shares designated as Series B to 14,815,344. On November 4, 2019, the Company amended and restated its certificate of incorporation to increase its authorized shares of redeemable convertible preferred stock from 28,931,242 to 29,208,635, including increasing the shares designated as Series B to 15,092,737.

In March 2019, the Company entered into an agreement with new and existing preferred stockholders, to issue 1,608,300 shares of Series B for $7.5 million in gross proceeds. In addition, as discussed in Note 7, the Company converted all outstanding 2018 Notes and related accrued interest in the amount of $4.1 million into 1,097,048 shares of Series B. From June to August 2019, the Company entered into agreements with new and existing preferred stockholders, to issue an additional 731,824 shares of Series B for $3.4 million in gross proceeds. The Company incurred approximately $83 of issuance costs related to Series B during the year ended December 31, 2019, which has been netted against the gross proceeds.

On January 9, 2020, the Company amended and restated its certificate of incorporation to increase its authorized shares of redeemable convertible preferred stock to 45,389,864 including increasing the shares designated as Series B to 31,273,966. On August 6, 2020, the Company amended and restated its certificate of incorporation to increase its authorized shares of redeemable convertible preferred stock to 103,355,827, of which 30,996,574 shares are designated as Series B and 58,243,355 of shares are designated as Series C and set forth the rights, preferences and privileges of Series C.

In August 2020, the Company entered into an agreement with new and existing preferred shareholders, to issue 13,512,578 shares of Series C for $69.8 million in proceeds from the sale of Series C and the conversion of convertible notes and related accrued interest in the amount into 2,593,110 shares of Series C.

The Company incurred approximately $186 of issuance costs related to Series C during the year ended December 31, 2020 which have been netted against the gross proceeds.

As of December 31, 2020, the Company’s redeemable convertible preferred stock consisted of the following:

	Shares	Shares Issued and	Net Carrying	Liquidation
	Authorized	Outstanding	Value	Value
Series A	14,115,898	3,274,913	$15,020	$16,763
Series B	30,996,574	7,191,256	33,406	33,523
Series C	58,243,355	13,512,578	72,654	72,840
Total	103,355,827	23,978,747	$121,080	$123,126

As of December 31, 2019, the Company’s redeemable convertible preferred stock consisted of the following:

	Shares	Shares Issued and	Net Carrying	Liquidation
	Authorized	Outstanding	Value	Value
Series A	14,115,898	3,274,913	$15,020	$16,763
Series B	15,092,737	3,437,172	15,940	16,023
Total	29,208,635	6,712,085	$30,960	$32,786

The significant rights and preferences of the Company’s redeemable convertible preferred stock are as follows:

Dividends

The Company may not declare, pay or set aside any dividends on shares of the Company unless the holders of the outstanding Series C first receive a dividend on each outstanding share of Series C in an amount equal to the dividend payable per share if all participating shares had been converted into common stock multiplied by the number of shares of common stock issuable upon the conversion of Series C. After payment or setting aside dividends to Series C, Series B are entitled to receive, prior and in preference to holders of common stock, a dividend on each outstanding share of Series B in an amount equal to the dividend payable per share if all participating shares had been converted into common stock multiplied by the number of shares of common stock issuable upon the conversion of Series B. After payment or setting aside dividends to Series B, Series A are entitled to receive, prior and in preference to holders of common stock, a dividend on each outstanding share of Series A in an amount equal to the dividend payable per share if all participating shares had been converted into common stock multiplied by the number of shares of common stock issuable upon the conversion of Series A.

As of December 31, 2020, the Board had not declared any dividends.

Liquidation Preference and Redemption

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event, the holders of shares of Series C then outstanding are entitled to be paid before any payment is made to the holders of the Series B, Series A or common stock, the Series C liquidation preference, which is equal to the greater of (i) one times the Series C original issue price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series C been converted into common stock. Upon satisfaction of Series C liquidation preference, the Series B liquidation preference, which is equal to the greater of (i) the per share liquidation preference plus all declared but unpaid dividends or (ii) the amount per share as would be payable had all shares of Series B been converted into common stock, is paid prior to any other preferences. Upon the satisfaction of the Series B liquidation preference, the Series A liquidation preference, which is equal to the greater of (i) the per share liquidation preference plus all declared but unpaid dividends or (ii) the amount per share as would be payable had all shares of Series A been converted into common stock, is paid prior to any additional preferences. Following the satisfaction of the liquidation preferences, all holders of shares of common stock participate in any remaining distribution on a pro rata basis based on the number of shares of common stock then held. As of December 31, 2020, the liquidation preference per share for Series A, Series B, and Series C was $5.1185, $4.6616 and $5.3905 respectively.

Each of the following events is considered a “Deemed Liquidation Event” unless the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock on an as-converted basis elect otherwise by written notice sent to the Company at least five (5) days prior to the effective date of any such event:

(a)

a merger or consolidation in which (i) the Company is a constituent party or (ii) a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation; or (2) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation;

(b)

the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger, consolidation or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company; or

(c)	a share purchase, share exchange or tender offer in which at least a majority, by voting power, of the shares of capital stock of the Company are transferred to another person.

Conversion

Each share of redeemable convertible preferred stock is automatically convertible into common stock at its then-effective conversion price (discussed below) (i) upon the vote or written consent of the holders of at least a majority of the then outstanding shares of redeemable convertible preferred stock on an as-converted basis, or (ii) upon the completion of a firm underwritten public offering of the Company’s common stock with gross proceeds of at least $50.0 million.

In addition, each share of the Company’s redeemable convertible preferred stock are convertible, at the option of the holder, into shares of common stock by dividing the initial conversion prices by the conversion price in effect at the time of conversion.

The following table summarizes the number of shares of common stock into which each share of redeemable convertible preferred stock can be converted as of December 31, 2020:

	Initial	Conversion	Conversion
	Conversion	Price as of	Ratio to
	Price	December 31, 2020	Common Stock
Series A	$5.1185	$5.1185	1
Series B	$4.6616	$4.6616	1
Series C	$5.3905	$5.3905	1

The conversion price of Series A, Series B, and Series C is subject to adjustment for recapitalization (i.e. stock dividends, stock splits, reorganization, reclassification, combination of shares), or upon the issuance of shares at a price less than the then current conversion price.

Voting

The holder of each share of redeemable convertible preferred stock is entitled to one vote for each share of common stock into which it would convert. The holders of Series A, exclusively and as a separate class, are entitled to elect one director. In addition, the holders of record of the shares of Series B, exclusively and as a separate class, are entitled to elect two directors. The holders of Series C, exclusively and as a separate class on an as-converted basis, are entitled to elect one director.

Redemption

The convertible preferred stock is not redeemable at the option of the holders.

Common Stock

As of December 31, 2018, the Company was authorized to issue 28,716,724 shares of $0.001 par value common stock. In March 2019, the Company’s certificate of incorporation was amended and restated to increase the number of authorized shares of common stock from 28,716,724 to 50,000,000. In July 2019, the number of authorized shares of common stock was increased to 51,000,000. In November 2019, the number of authorized shares of common stock was increased to 52,000,000. In January 2020, the number of authorized shares of common stock was increased to 75,000,000. Similarly, in August 2020, the certificate of incorporation was amended to increase the number of shares authorized for issuance to 150,000,000 shares of common stock.

Common stockholders are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had common shares reserved for future issuance upon the exercise or conversion of the following:

	December 31,
	2020	2019
Redeemable convertible preferred stock	23,978,747	6,712,085
Common stock option grants issued and outstanding	4,587,700	2,207,376
Common shares issuable on conversion of convertible notes payable	1,470,947	—
Common shares available for grant under the stock option plan	206,012	26,499
Total common shares reserved for future issuance	30,243,406	8,945,960

Note 9. Equity Incentive Plan

In 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees, directors, consultants and advisors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price. Awards granted under the 2014 Plan have a term of 10 years and generally vest over a four-year period with straight-line vesting and a 25% one-year cliff. As of December 31, 2020, a total of 5,512,742 shares of the Company’s common stock were reserved for issuance under the 2014 Plan, of which 206,012 were available for grant.

Stock Options

A summary of stock option activity for the years ended December 31, 2020 and 2019 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Balance as of January 1, 2019	533,600	$1.47	8.6	$381
Granted	1,928,591	0.82
Exercised	(199,994)	0.57
Cancelled	(54,821)	0.99
Balance as of December 31, 2019	2,207,376	$0.81	9.1	$15
Granted	3,012,222	1.93
Exercised	(454,954)	1.16
Cancelled	(176,944)	0.86
Balance as of December 31, 2020	4,587,700	$1.51	9.2	$3,152
Options vested and expected to vest as of December 31, 2020	4,587,700	$1.51	9.2	$3,152
Options vested and exercisable as of December 31, 2020	753,101	$1.00	8.30	$898

The aggregate intrinsic values of options outstanding, vested and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock, as determined by the Board, as of December 31, 2020 and 2019. The aggregate intrinsic value of options exercised was $146 and $50 for years ended December 31, 2020 and 2019, respectively.

On April 10, 2019, the Board approved a stock option repricing program whereby all previously granted and still outstanding vested and unvested stock options held by current employees with an exercise price in excess of $0.82 were repriced on a one-for-one basis to $0.82 per share, which represented the estimated fair value of the Company’s common stock on the repricing date. The repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 487,654 vested and unvested stock options outstanding with original exercise prices ranging from $1.64 to $2.20, and a median exercise price of $1.81 per share, were repriced under this program. The repricing resulted in incremental stock-based compensation of $91, of which $42 was be recognized immediately for vested options and the remainder for unvested options over the remaining term of the repriced stock options.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the years ended:

	December 31,
	2020	2019
Estimated fair value of common stock	$1.93	$0.82
Expected term (in years)	6.01	5.73
Risk-free interest rate	0.38%	2.19%
Dividend yield	—	—
Volatility	44.83%	37.93%

Common stock fair value—The fair value of the Company’s common stock is determined by the Board with assistance from management. The Board determines the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

Dividend yield of zero—The Company has not declared or paid dividends.

Risk-free interest rates—The Company applies the risk-free interest rate based on the US Treasury yield for the expected term of the option.

Expected term—The Company calculated the expected term as the average of the contractual term of the option and the vesting period for its employee stock options.

Expected volatility—Since the Company does not have sufficient stock price history to estimate the expected volatility of its shares, the expected volatility is calculated based on the average volatility for a peer group in the industry in which the Company does business.

The weighted-average grant date fair value of the options granted under the 2014 Plan as calculated using the Black-Scholes option-pricing model was $0.82 and $0.33 per share for the years ended December 31, 2020 and 2019, respectively.

Total compensation cost for share-based payment arrangements recognized for the years ended were as follows:

	December 31,
	2020	2019
Cost of products sold	$17	$-
Research and development	162	157
Selling, general and administrative	258	99
	$437	$256

Total compensation costs as of December 31, 2020 related to non-vested awards to be recognized in future periods was $2.6 million and is expected to be recognized over the weighted average period of 1.62 years.

Note 10. Income Taxes

The following table presents the components of net loss before income taxes:

	Years Ending December 31,
	2020	2019
Domestic	$37,348	$(8,467)
Loss before provision for income taxes	$37,348	$(8,467)

The components of the current provision for income taxes for the years ended were as follows:

	December 31,
	2020	2019
Current:
State	$1	$1

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ending December 31,
	2020	2019
Income tax computed at federal statutory rate	21.00%	21.00%
Loss on extinguishment of debt	0.00%	(1.08)%
Remeasurement of derivative liabilities and convertible notes	(4.23)%	(0.60)%
Section 383 limitations on federal R&D tax credits	(4.14)%	0.00%
Section 382 limitations on California NOLs	(4.50)%	0.00%
Other permanent adjustments	(0.22)%	(0.86)%
State taxes, net of federal benefit	6.96%	7.74%
R&D credit carryovers	3.26%	2.47%
Change in valuation allowance	(18.13)%	(28.67)%
Total	0.00%	0.00%

The tax effects of significant items comprising the company’s deferred taxes were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$11,189	$4,967
State net operating loss carryforwards	1,784	1,646
Research and development credits	1,368	1,151
Operating lease liabilities	227	311
Intangible assets	283	153
Inventory valuation adjustment	739	—
Accrued compensation	115	—
Other	31	48
	15,736	8,276
Valuation allowance	(14,733)	(7,961)
Net deferred tax assets	1,003	315
Deferred tax liabilities:
Property and equipment	(793)	(19)
Operating lease right of use asset	(210)	(296)
Total deferred tax liabilities	(1,003)	(315)
Total deferred income taxes	—	—

ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not more likely than not and, accordingly, has provided a valuation allowance. The valuation allowance increased by $6.8 million and $2.4 million for the years ended December 31, 2020 and 2019.

Internal Revenue Code of 1986, as amended (“IRC”) Section 382 (“§382”) limits the use of NOL and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In general, if we experience a greater than 50% aggregate change in ownership over a 3-year period, we are subject to an annual limitation under IRC §382 on the utilization of the Company’s pre-change NOL carryforwards. California and other states have similar laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization.

The Company has determined that a subsequent ownership change occurred on August 7, 2020 which resulted in limitations in the Company’s ability to utilize federal R&D credits and California NOLs. The impact of the August 7, 2020 ownership change is reflected in the December 31, 2020 deferred tax assets. The §382 and §383 limitation reduced the Company’s available federal R&D credits in the amount of $1.6 million and California NOLs in the amount of $24.5 million.

As of December 31, 2020, the Company has $53.3 million and $25.5 million of Federal and state NOLs respectively, being carried forward which were incurred in 2014 through 2020. The NOLs begin expiring in the calendar year 2034 for Federal and state purposes. However, under the new Tax Cuts and Jobs Act, all NOLs incurred after December 31, 2017 are carried forward indefinitely for Federal tax purposes. California has not conformed to the indefinite carry forward period for NOLs.

In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The federal R&D credit carryforward as of December 31, 2020 is $459 begins to expire in the calendar year 2040 and a California R&D credit carryforward of $1.3 million has no expiration date.

As of December 31, 2020, the Company has total uncertain tax benefit of $187 related to R&D Credit, which is recorded as a reduction of the deferred tax asset related credit carryforward. If the uncertain tax benefits were to be recognized, there would be no impact to the effective tax rate, due to the Company’s full valuation allowance position. It is the Company’s policy to account for interest and penalties related to uncertain tax positions as interest expense and general and administrative expense, respectively in its statements of operations. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ending December 31,
	2020	2019
Balance at the beginning of the year	$160	$119
Additions based on tax positions related to prior years	127	41
Subtractions based on tax positions related to prior years	(100)	—
Total	$187	$160

It is not expected that there will be a significant change in uncertain tax positions in the next 12 months. The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities. As of the date of the financial statements, there are no tax examinations in progress. The statute of limitations for tax years ended after December 31, 2014 are open for federal and state tax purposes.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The impact on the Company’s income taxes is minimal.

Note 11. Retirement Plan

In December 2017, the Company adopted the Lucira Health, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The Company currently does not match employee contributions.

Note 12. Related Parties

The Company issued Convertible Notes to related parties for a total of $11.5 million and $200 during the years ended December 31, 2020 and 2019, respectively, and carried the same terms as those disclosed in Note 7. The Convertible Notes interest expense was $6 and $24 during the years ended December 31, 2020 and 2019, respectively. The 2018 Notes including accrued interest were converted into Series B during the year ended December 31, 2019. The Company recorded charges relating to the remeasurement of derivative liabilities and convertible notes of $2.8 million and $170 for the years ended December 31, 2020 and 2019, in connection with 2020 Notes held by related parties.  The Company held $8.7 million in 2020B Notes to related parties as of December 31, 2020.

The Company incurred $175 in consulting expenses with a person related to an executive officer of the Company during the year ended December 31, 2020, of which $25 remained payable to such party as of December 31, 2020. There were no related party consulting expenses incurred during the year ended December 31, 2019.

Note 13. Subsequent Events

Amended and Restated Certificate of Incorporation

In January 2021, the Company filed an amended and restated certificate of incorporation to effect the Reverse Stock Split (see Note 1).

Adoption of Equity Incentive Plans

In January 2021, the Board adopted the 2021 Equity Incentive Plan (“2021 Plan”). The stockholders approved the 2021 Plan in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 5,200,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2031, by an amount equal to 5% of the outstanding number of shares of common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No further grants will be made under the 2014 Plan.

In January 2021, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”). The stockholders approved the ESPP in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. A total of 750,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2022 and ending with January 1, 2031, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on December 31st of the preceding calendar year, (ii) 1,500,000 shares of common stock or (iii) such lesser amount as determined by the Board.

Extinguishment of Convertible Debt

On February 9, 2021 upon the closing of the IPO, the 2020B Notes and accrued interest automatically converted into shares of common stock at a conversion price equal to 80% of the IPO price per share, which resulted in the issuance of 1,470,947 shares of common stock.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth certain information for our executive officers and directors as of March 1, 2021:

Name	Age	Position(s)
Executive Officers:
Erik T. Engelson	61	President, Chief Executive Officer and Director
Daniel George	51	Chief Financial Officer and Treasurer
Hansgregory Charles Hartmann	63	Chief Operating Officer
Debkishore Mitra, Ph.D.	34	Chief Technology Officer and Director
Tamanna Prashar	40	Vice President, Global Supply Chain, Operations and Quality
Kelly Lewis Brezoczky	57	Executive Vice President, Commercialization, Regulatory, Clinical and Business Development

Non-Employee Directors:
Sandra A. Gardiner(1)(3)	55	Director
David Lamond(2)	46	Director
Erica J. Rogers(1)(2)	57	Director
Lior Susan(3)	37	Director
Steve Tablak(2)(3)	61	Director
Tuff Yen(1)	58	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee

Executive Officers

Erik T. Engelson has served as our President and Chief Executive Officer and as a member of our board of directors since March 2019. Mr. Engelson has also served as a venture partner at ShangBay Capital, a venture capital company, since February 2018. From April 2016 to February 2019, Mr. Engelson was a board member and consultant to Arrinex, Inc., a therapeutic and medical device company. From August 2015 to March 2016, Mr. Engelson was a General Manager at Medtronic PLC, a medical device company. From August 2014 until its sale to Medtronic PLC in August 2015, Mr. Engelson served as the Chief Executive Officer of Medina Medical, Inc., a medical device company. Mr. Engelson currently serves on the board of directors of ARANZ Medical Ltd., a healthcare software company, and DeVoro Medical Inc. and Neptune Medical Inc., medical device companies. Previously, he served on the board of directors of FlowCardia, Inc., Concentric Medical, Inc. and Arrinex, Inc., all therapeutic and medical device companies. Currently, Mr. Engelson is a member of the University of California San Diego Bioengineering Department Board of Trustees, a Trustee of the University of California San Diego Biology Dean’s Leadership Council and a Trustee Emeritus of the UC San Diego Foundation. Mr. Engelson received a B.A. in Microbiology and an M.S. in Bioengineering from University of California, San Diego and an Executive M.B.A. from the Stanford Graduate School of Business.

We believe Mr. Engelson is qualified to serve on our board of directors because of his extensive leadership experience in the medical device industry.

Daniel George has served as our Chief Financial Officer and Treasurer on a full-time basis since August 2020. From April 2019 until August 2020, Mr. George served as our Chief Financial Officer and Treasurer through his consulting practice, which he established in May 2016, specializing in providing executive financial services to healthcare companies covering a broad range of specialties. Mr. George served as Vice President, Finance for Avinger Inc., a publicly traded medical device company specializing in peripheral atherectomy from August 2014 to May 2016. From June 2012 to August 2014, Mr. George served as a consultant and Vice President of Finance for

ApniCure, Inc., a medical device company specializing in the treatment of sleep apnea. From March 2009 to June 2012, Mr. George worked for Avantis Medical Systems, Inc., a manufacturer of colonoscopy visualization technology, where he was both a consultant and Chief Financial Officer. Mr. George was also the Sr. Director of Finance at FoxHollow Technologies Inc., a medical device company, and worked for PricewaterhouseCoopers LLP, an accounting and management consulting firm, in the assurance and business advisory practice. Mr. George holds B.S. degrees in both Accounting and Finance from California State University, Long Beach.

Hansgregory (Hans) Charles Hartmann has served as our Chief Operating Officer since January 2021. From February 2011 to May 2016, Mr. Hartmann served as Chief Operations Officer of Fitbit, Inc., a fitness device company. Mr. Hartmann served as Chief Operating Officer of Oculus VR Inc., a Facebook company that focuses on virtual reality gaming, from May 2016 to August 2017. Since February 2018, Mr. Hartmann has provided executive consulting and advising services through HCH Enterprises LLC. Mr. Hartmann previously served as Chief Operations Officer at Skyline Solar Inc., a supplier of solar energy equipment, Vice President and General Manager of Creative LED at Barco, Inc., a software company, Vice President of Operations and Hardware Engineering at Element Labs, Inc., a lighting equipment company, Senior Vice President of Operations at Dash Navigation, Inc., a provider of automotive GPS solutions, Senior Vice President of Operations at OQO, Inc., a computer hardware company, Vice President of Operations at Wave7 Optics, Inc., an optical networks company, Vice President of Operations at Force10 Networks, a developer of computer hardware, Vice President of Operations at ConvergeNet Technologies, Inc., a data storage company, and Vice President of Manufacturing Operations at JetFax, Inc., an internet fax services company. Prior to JetFax, Inc., Mr. Hartmann served for approximately 15 years in various quality, operations, and marketing management roles at Hewlett-Packard Company, an information technology company. Mr. Hartmann received a B.S. in Electrical Engineering from New Jersey Institute of Technology and an M.S. in Manufacturing Systems Engineering from Stanford University.

Debkishore Mitra, Ph.D. has served as our Chief Technology Officer since November 2017 and as a member of our board of directors since July 2014. Dr. Mitra is a co-founder of our company and was a biomedical engineer at our company from December 2014 to October 2017. Dr. Mitra received a B.Tech. in biotechnology and biochemical engineering from Indian Institute of Technology, Kharagpur, India and a Ph.D. in Biomedical Engineering from University of California, Berkeley.

We believe Dr. Mitra is qualified to serve on our board of directors because of his expertise in the biomedical field and extensive knowledge of our company.

Tamanna Prashar has served as our Vice President, Global Supply Chain, Operations and Quality since July 2019. From July 2016 to July 2019, Ms. Prashar served as Vice President, Global Supply Chain of Vyaire Medical Inc., a healthcare company dedicated to respiratory care. Ms. Prashar served as the Executive Director, Operations at Cepheid – Danaher, a molecular diagnostics company, from April 2014 to June 2016. Ms. Prashar received a B.S. and an M.S. in Industrial Engineering from University of Illinois and an M.B.A. from University of Minnesota.

Kelly Lewis Brezoczky has served as our Executive Vice President, Commercialization, Regulatory, Clinical and Business Development since April 2020. From November 2019 to April 2020, Ms. Lewis Brezoczky served as our Head of Commercial Operations. From January 2012 until its acquisition in January 2016, Ms. Lewis Brezoczky served as Chief Executive Officer of Butterfly Health, Inc., a women’s personal products company that she founded. Prior to 2010, Ms. Lewis Brezoczky served as a consultant for Aviron, a biotech vaccine developer later acquired by MedImmune, a former research and development arm of AstraZeneca PLC, a pharmaceutical company, Agilent Labs, a division of laboratory instrument manufacturing company Agilent Technologies, Inc. and Zosano Pharma Corp, a biopharmaceutical company. She has published peer-reviewed papers in the International Journal of Clinical Practice and has guest lectured at the Stanford Byers Center for Biodesign since 2015. Ms. Lewis Brezoczky also currently serves as President and Chairman of the Board of the Los Gatos High School New Millennium Foundation and has been involved with the foundation as a board member since 2015. Ms. Lewis Brezoczky studied International Studies and was selected as a North Carolina Fellow at the University of North Carolina at Chapel Hill.

Non-Employee Directors

Sandra A. Gardiner has served as a member of our board of directors since August 2020. Ms. Gardiner has served as the Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer of Pulse Biosciences, Inc., a bioelectric medicine company, since November 2019. Prior to joining Pulse Biosciences, Ms. Gardiner served as Executive Vice President, Finance, and Chief Financial Officer of Cutera, Inc., a global provider of laser, light and other energy-based aesthetic systems, from July 2017 to November 2019. Previous to that, Ms. Gardiner served as Vice President, Finance, Chief Financial Officer and Corporate Secretary of Tria Beauty, Inc., a medical device company, from April 2015 until it was acquired in April 2017. Previous to that, Ms. Gardiner served as Vice President of Finance and Chief Financial Officer of Aptus Endosystems, Inc., a medical device company eventually acquired by Medtronic plc; Ventus Medical, Inc., a medical device manufacturer; Vermillion, Inc., a medical diagnostic company currently known as Aspira Women’s Health Inc. and Lipid Sciences Inc., a biotechnology company. Ms. Gardiner serves on the board of the Valley Humane Society. Ms. Gardiner holds a B.A. in Management Economics from the University of California, Davis.

We believe Ms. Gardiner is qualified to serve on our board of directors because of her extensive experience managing medical device companies.

David Lamond has served as a member of our board of directors since February 2020. Since April 2016, Mr. Lamond has served as President of En Pointe LLC, an investment firm. From November 2011 to June 2016, he served as the President, Chief Executive Officer and Chief Investment Officer of Lamond Capital Partners LLC, a hedge fund. He has served as a member of the board of directors of Applied Molecular Transport Inc., a biotechnology company, since September 2018, INQUIS Clinical Research Ltd., a medical device company, since February 2020, Cortexyme, Inc., a biopharmaceutical company, since December 2015 and Genelpis, a gene therapy company, since August 2019 and previously served on the board of directors of Arrinex, Inc., a medical device company (now a subsidiary of Stryker Corporation). Mr. Lamond holds a B.A. in History from Duke University and a J.D. from Duke Law School.

We believe Mr. Lamond is qualified to serve on our board of directors because of his extensive leadership experience as an investor and board member in the medical technologies industry.

Erica J. Rogers has served as a member of our board of directors since September 2020. Ms. Rogers has served as President and Chief Executive Officer and a member of the board of directors of Silk Road Medical Inc., a medical equipment manufacturer, since October 2012. Ms. Rogers previously served as Chief Operating Officer of Medicines360, a non-profit pharmaceutical company developing drugs and devices for women from June 2010 to October 2012. Ms. Rogers was an Executive Vice President at Nanosys, Inc., a quantum dot technology company, from December 2008 to March 2010. Prior to that, Ms. Rogers founded and was Chief Executive Officer of Allux Medical, a medical device company, and co-founded Visiogen, an ophthalmic medical device company which was acquired by Abbott Medical Optics in 2009. She worked previously in neurovascular marketing at Target Therapeutics Inc., a medical equipment manufacturer, and peripheral vascular sales and sales training at Boston Scientific, a medical device manufacturer. Ms. Rogers currently serves on the board of directors of Sight Sciences, Inc., a medical device company. Ms. Rogers received a B.S. in zoology from San Diego State University.

We believe Ms. Rogers is qualified to serve on our board of directors because of her extensive leadership experience in the medical device and equipment industry.

Lior Susan has served as a member of our board of directors since November 2020. He initially became involved with our company in 2015 in his role as founder and Managing Partner of Eclipse Ventures, LLC, a venture capital firm. Mr. Susan currently serves on the board of the following private companies: Owlet Baby Care, Inc., Bright Machines, Inc., Augury, Inc., June Life, Inc., Cheetah Technologies, Inc., and Cybertoka Ltd. Prior to founding Eclipse Ventures in 2015, Mr. Susan founded and managed the hardware investment and incubation platform of Flex Ltd., a multinational electronics contract manufacturer. Before relocating to the United States from Israel, Mr. Susan was an entrepreneur and former member of a Special Forces unit within the Israel Defense Forces.

We believe Mr. Susan is qualified to serve as a member of our board of directors due to his extensive experience investing in and working with technology companies, including as a board member.

Steve Tablak has served as a member of our board of directors since December 2019. Mr. Tablak has served as a member of the board of directors of Inflammatix, Inc., a molecular diagnostics company, since August 2017. From September 2015 to February 2017, he served as the Vice President of Roche Molecular Systems Inc., a developer, manufacturer and supplier of a wide array of medical diagnostic products, tests, platforms and technologies. Prior to that, Mr. Tablak served as Chairman and Chief Executive Officer of GeneWEAVE BioSciences Inc., a designer and producer of platforms for the surveillance and detection of infectious diseases, from August 2011 until it was acquired by Roche Molecular in September 2015. Mr. Tablak received a B.A. in Business Economics from University of California, Santa Barbara.

We believe Mr. Tablak is qualified to serve on our board of directors because of his relevant leadership experience in the IVD industry.

Tuff Yen has served as a member of our board of directors since March 2019. Mr. Yen is the founder and president of Seraph Group LLC, an investment firm he founded in 2004 after working at Chemical Venture Partners and Chase Capital Partners. Mr. Yen currently serves on the board of directors of Zeto, Inc., a medical equipment manufacturer. He previously worked at biotechnology companies Genentech and Amgen in both manufacturing and new product development. Mr. Yen received his undergraduate degree in microbiology and immunology from the University of California Berkeley and his M.B.A. from the Yale School of Management.

We believe Mr. Yen is qualified to serve on our board of directors because of his extensive experience in the biotechnology and medical device and diagnostics industries.

Family Relationships

There are no family relationships among any of the executive officers or directors.

Composition of Our Board of Directors

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors currently consists of eight directors. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution approved by a majority of our board of directors. In accordance with our amended and restated certificate of incorporation immediately after our recent initial public offering, our board of directors was divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I directors are Tuff Yen and David Lamond, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•	the Class II directors are Steve Tablak, Erica J. Rogers and Debkishore Mitra, Ph.D., and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•	the Class III directors are Lior Susan, Sandra A. Gardiner and Erik T. Engelson, and their terms will expire at the annual meeting of stockholders to be held in 2024.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control. Each committee operates under a charter that is available at the investor relations section of our website at www.lucirahealth.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Committees of Our Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of Sandra A. Gardiner, Tuff Yen and Erica J. Rogers. Our board of directors has determined that each member of the audit committee satisfies the independence requirements under the Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of our audit committee is Sandra A. Gardiner. Our board of directors has determined that Sandra A. Gardiner is an “audit committee financial expert” within the meaning of SEC regulations. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our audit committee include:

•	helping our board of directors oversee our corporate accounting and financial reporting processes;
•	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•	reviewing related person transactions;
•

obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law;

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm; and
•	reviewing our risk assessment and risk management processes, including information security matters.

Compensation Committee

Our compensation committee consists of Steve Tablak, Erica J. Rogers and David Lamond. The chairperson of our compensation committee is Steve Tablak. Our board of directors has determined that each member of the compensation committee is independent under the listing standards of the Nasdaq, and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. Specific responsibilities of our compensation committee include:

•	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers;
•	reviewing and recommending to our board of directors the compensation of our directors;
•	administering our equity incentive plans and other benefit programs;
•

reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management; and

•	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Lior Susan, Steve Tablak and Sandra A. Gardiner. The chairperson of our nominating and corporate governance committee is Lior Susan. Our board of directors has determined that each member of the nominating and corporate governance committee is independent under the listing standards of Nasdaq.

Specific responsibilities of our nominating and corporate governance committee include:

•	identifying and evaluating candidates, including the nomination of incumbent directors for reelection and nominees recommended by stockholders, to serve on our board of directors;
•	considering and making recommendations to our board of directors regarding the composition and chairpersonship of the committees of our board of directors;
•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters; and
•	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

The Nominating and Corporate Governance Committee has the power and authority to consider recommendations for board nominees and proposals submitted by our stockholders and to establish any policies, requirements, criteria and procedures, including policies and procedures to facilitate stockholder communications with the board of directors, to recommend to the board of directors appropriate action on any such proposal or recommendation and to make any disclosures required by applicable law in the course of exercising its authority.   At this time, the Nominating and Corporate Governance Committee does not have a policy with regard to the consideration of director candidates recommended by stockholders.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently or has been at any time one of our officers or employees. None of our executive officers currently serves, or has served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the investor relations section of our website at www.lucirahealth.com. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. We did not have a class of equity securities registered pursuant Section 12 of the Exchange Act during the fiscal year ended December 31, 2020, as our IPO was completed in February 2021. As a result, our executive officers and directors, and persons who own more than 10% of a registered class our common stock, were not subject to Section 16(a) during the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2020, consisting of our principal executive officer and the next two most highly compensated executive officers, were:

•	Erik T. Engelson, our President and Chief Executive Officer;
•	Debkishore Mitra, Ph.D., or Chief Technology Officer; and
•	Kelly Lewis Brezoczky, our Executive Vice President, Commercialization, Regulatory, Clinical and Business Development.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during the year ended December 31, 2020:

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position(s)	Year	Salary	Awards(1)	Compensation(2)	Compensation	Total
Erik T. Engelson	2020	$334,375	$405,329	$35,313	—	$775,017
President and Chief Executive Officer
Debkishore Mitra, Ph.D.	2020	279,740	315,535	31,609	—	626,884
Chief Technology Officer
Kelly Lewis Brezoczky (3)	2020	231,647	471,348	33,125	—	736,120
Executive Vice President, Commercialization, Regulatory, Clinical and Business Development

(1)

The amounts disclosed represent the aggregate grant date fair value of the stock options granted to our named executive officers during 2020 under the 2014 Equity Incentive Plan, computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K. This amount does not reflect the actual economic value that may be realized by the named executive officer.

(2)

Amounts reflect annual cash bonuses paid by us to our named executive officers under our 2020 Employee Bonus Plan based upon the achievement of certain company regulatory and commercial objectives established by our board of directors in 2020.

(3)	Ms. Lewis Brezoczky joined our company on April 15, 2020.

Outstanding Equity Awards as of December 31, 2020

The following table presents the outstanding equity incentive plan awards held by each named executive officer as of December 31, 2020.

			Option Awards(1)
			Number of	Number of
			Securities	Securities
			Underlying	Underlying
			Unexercised	Unexercised	Option
		Vesting	Options	Options	Exercise	Option
		Commencement	Exercisable	Unexercisable	Price Per	Expiration
Name	Grant Date	Date	(#)	(#)	Share ($)(2)	Date
Erik T. Engelson	04/10/2019(3)	02/16/2019	574,667	—	0.82	04/09/2029
	09/25/2020(3)	09/11/2020	432,753	—	2.20	09/24/2030
Debkishore Mitra, Ph.D	04/10/2019(3)	04/10/2019	441,571	—	0.82	04/09/2029
	09/25/2020(3)	09/11/2020	336,883		2.20	09/24/2030
Kelly Lewis Brezoczky	05/02/2020(4)	04/15/2020	406,004	—	0.73	05/01/2030
	09/25/2020(3)	09/11/2020	372,450	—	2.20	09/24/2030

(1)	All of the stock options were granted under the 2014 Equity Incentive Plan.
(2)

All of the option awards were granted with a per share exercise price equal to the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(3)

The shares subject to the option will vest in 48 equal monthly installments measured from the vesting commencement date, subject to continuous service as of each such vesting date. 100% of the unvested shares will vest immediately upon the consummation of a Change in Control (as defined in the 2014 Equity Incentive Plan).

(4)

1/4th of the shares subject to the option will vest on the one year anniversary of the vesting commencement date, and the balance of the shares will vest in 36 equal monthly installments measured from the one year anniversary of the vesting commencement date, subject to continuous service as of each such vesting date. 100% of the unvested shares will vest immediately upon the consummation of a Change in Control (as defined in the 2014 Equity Incentive Plan).

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Nonqualified Deferred Compensation

Our named executive officers did not participate in, or earn any benefits under, any nonqualified deferred compensation plan sponsored by us during the year ended December 31, 2020. Our board of directors may elect to provide our officers and other employees with nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Pension and Retirement Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or defined benefit retirement plan sponsored by us during the year ended December 31, 2020.

Employment Agreements

Below are descriptions of our employment agreements or offer letters with each of our named executive officers, Messrs. George and Hartmann and Ms. Prashar setting forth the terms and conditions of such executive’s employment with us. The employment agreements or offer letters generally provide for at-will employment and set forth the named executive officer’s initial base salary. Each of our named executive officers, Messrs. George and Hartmann and Ms. Prashar has executed our standard confidential information and invention assignment agreement.

For a discussion of the severance pay and other benefits to be provided in connection with a termination of employment and/or a change in control under the arrangements with our named executive officers, Messrs. George and Hartmann and Ms. Prashar, please see “—Potential Payments Upon Termination or Change in Control” below.

Erik T. Engelson

In January 2021, we entered into an amended and restated employment agreement with Erik T. Engelson, our President and Chief Executive Officer and a member of our board of directors. The employment agreement continued to provide for an annual base salary of $400,000 per year, which increased to $525,000 per year following the completion of our IPO in February 2021. Pursuant to the employment agreement, Mr. Engelson is eligible to receive an annual discretionary cash bonus with a target bonus opportunity equal to 83% of his base salary, based on performance objectives set forth in our Employee Cash Incentive Plan, or Cash Incentive Plan, (the terms of which are described below under “—Employee Incentive Plans.” On February 4, 2021, we granted Mr. Engelson an option to purchase 173,937 shares of our common stock with an exercise price of $17.00. The shares underlying this option will vest as to 25% of such shares on the first annual anniversary of the grant date and 1/48th of the shares will vest monthly thereafter over 36 months.  Mr. Engelson is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.”

Debkishore Mitra, Ph.D.

In January 2021, we entered into an amended and restated employment agreement with Debkishore Mitra, Ph.D., our Chief Technology Officer and a member of our board of directors. The employment agreement continued to provide for an annual base salary of $320,000 per year, which increased to $365,000 per year following the completion of our IPO in February 2021. Pursuant to the employment agreement, Dr. Mitra is eligible to receive an annual discretionary cash bonus with a target bonus opportunity equal to 40% of his base salary, based on performance objectives set forth in our Cash Incentive Plan. On February 4, 2021, we granted Dr. Mitra an option to purchase 34,375 shares of our common stock with an exercise price of $17.00. The shares underlying this option will vest as to 25% of such shares on the first annual anniversary of the grant date and 1/48th of the shares will vest monthly thereafter over 36 months.  On March 10, 2021, we granted Dr. Mitra 8,250 shares of common stock pursuant to a restricted stock unit award, or RSU, that will vest over a four-year period commencing on March 1, 2021, with 25% of the RSU vesting on the first anniversary of the vesting commencement date and the remainder of the RSU vesting in twelve equal quarterly installments thereafter. Dr. Mitra is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.”

Kelly Lewis Brezoczky

In January 2021, we entered into an amended and restated employment agreement with Kelly Lewis Brezoczky, our Executive Vice President, Commercialization, Regulatory, Clinical and Business Development. The employment agreement continued to provide for an annual base salary of $350,000 per year, which increased to $400,000 per year following the completion of our IPO in February 2021. Pursuant to the employment agreement, Ms. Lewis Brezoczky is eligible to receive an annual discretionary cash bonus with a target bonus opportunity equal to 40% of her base salary, based on performance objectives set forth in our Cash Incentive Plan. On February 4, 2021, we granted Ms. Lewis Brezoczky an option to purchase 46,875 shares of our common stock with an exercise price of $17.00. The shares underlying this option will vest as to 25% of such shares on the first annual anniversary of the grant date and 1/48th of the shares will vest monthly thereafter over 36 months.  On March 10, 2021, we granted Ms. Lewis Brezoczky 11,250 shares of common stock pursuant to an RSU award that will vest over a four-year period commencing on March 1, 2021, with 25% of the RSU vesting on the first anniversary of the vesting commencement date and the remainder of the RSU vesting in twelve equal quarterly installments thereafter. Ms. Lewis Brezoczky is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.”

Daniel George

In January 2021, we entered into an amended and restated employment agreement with Daniel George, our Chief Financial Officer and Treasurer. The employment agreement continued to provide for an annual base salary of $310,000 per year, which will be automatically increased to $365,000 per year following the completion of our IPO in February 2021. Pursuant to the employment agreement, Mr. George is eligible to receive an annual discretionary cash bonus with a target bonus opportunity equal to 40% of his base salary, based on performance objectives set forth in our Cash Incentive Plan. On February 4, 2021, we granted Mr. George an option to purchase 39,062 shares of our common stock with an exercise price of $17.00. The shares underlying this option will vest as to 25% of such shares on the first annual anniversary of the grant date and 1/48th of the shares will vest monthly thereafter over 36 months.  Mr. George is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.”

Hansgregory Charles Hartmann

In January 2021, we entered into an employment agreement with Hansgregory Charles Hartmann, our Chief Operating Officer, in connection with his commencement of employment with us. The employment agreement provides for an annual base salary of $440,000 per year, an annual discretionary cash bonus with a target bonus opportunity equal to 40% of his base salary, based on performance objectives set forth in our Cash Incentive Plan and a one-time cash signing bonus of $13,500 payable by February 5, 2021. On February 4, 2021, we granted Mr. Hartmann an option to purchase 112,000 shares of our common stock with an exercise price of $17.00. The shares underlying this option will vest as to 25% of such shares on the first annual anniversary of the grant date and 1/48th of the shares will vest monthly thereafter over 36 months.  On March 10, 2021, we granted Mr. Hartmann 70,000 shares of common stock pursuant to an RSU award that will vest with respect to 23,328 shares on October 1, 2021 and the remainder will vest in equal monthly installments of 2,917 shares vesting on the 18th day of each calendar month that occurs thereafter, commencing on October 18, 2021 and ending on January 18, 2023. Mr. Hartmann is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.”

Tamanna Prashar

In January 2021, we entered into an amended and restated employment agreement with Tamanna Prashar, our Vice President, Global Supply Chain, Operations and Quality. The employment agreement continued to provide for an annual base salary of $320,000 per year, which will be automatically increased to $375,000 per year following the completion of our IPO in February 2021. Pursuant to the employment agreement, Ms. Prashar is eligible to receive an annual discretionary cash bonus with a target bonus opportunity equal to 40% of her base salary, based on performance objectives set forth in our Cash Incentive Plan. On February 4, 2021, we granted Ms. Prashar an option to purchase 47,812 shares of our common stock with an exercise price of $17.00. On March 10, 2021, we granted Ms. Prashar 11,475 shares of common stock pursuant to an RSU award that will vest over a four-year period commencing on March 1, 2021, with 25% of the RSU vesting on the first anniversary of the vesting commencement date and the remainder of the RSU vesting in twelve equal quarterly installments thereafter. Ms. Prashar is also entitled to certain severance benefits, the terms of which are described below under “—Potential Payments Upon Termination or Change in Control.”

Potential Payments Upon Termination or Change in Control

In January 2021, we adopted the Lucira Health, Inc. Officer Severance Benefit Plan, or the Severance Plan, that applies to all officers designated thereunder, including Mr. Engelson, Dr. Mitra, Ms. Lewis Brezoczky, Messrs. George and Hartmann and Ms. Prashar. In the event of an involuntary termination, that occurs during the time period commencing three months prior to and ending 12 months following a change in control, we will provide the following severance benefits, contingent upon receiving a release of claims in favor of our company, compliance with any existing confidentiality agreement, return of all company property, and agreement to resign from all officer and director positions (unless otherwise specified by the company): (i) a lump sum cash payment equal to 12 months (or 18 months for Mr. Engelson) of the officer’s base salary, (ii) a lump sum cash payment equal to (a) the officer’s target bonus multiplied by (b) a fraction, the numerator of which is the number of days between (and including) the start of the fiscal year in which the change in control termination occurs and the date of change in control termination and the denominator of which is 365, and (iii) up to 12 months (or 18 months for Mr. Engelson) of Consolidated Omnibus Budget Reconciliation Act, or COBRA, coverage. In addition, in the event of a change in control while the officer is still an employee of the company, 100% of the officer’s unvested equity awards will vest in full and become immediately exercisable.

The Severance Plan also provides that, in the event of a covered termination that is not a change in control termination, as such terms are used in the Severance Plan, we will provide the following severance benefits, contingent upon receiving a release of claims in favor of our company, compliance with any existing confidentiality agreement, return of all company property, and agreement to resign from all officer and director positions (unless otherwise specified by the company): (i) a severance payment equal to nine months (or 18 months for Mr. Engelson) of the officer’s then-current base salary paid in installments and (ii) up to nine months (or 12 months for Mr. Engelson) of COBRA coverage.

For the purposes of the Severance Plan, the following definitions apply:

•

“cause” generally means with respect to a particular officer the occurrence of any of the following events: (i) such officer’s commission or conviction of any felony or any crime involving fraud, dishonesty or moral turpitude; (ii) such officer’s commission or attempted commission of, or participation in, a fraud or act of dishonesty against the company; (iii) such officer’s material breach of fiduciary contractual, statutory or common law duties to the company; (iv) such officer’s intentional damage to any property of the company; (v) such officer’s misconduct or other violation of company policy that causes harm; or (vi) conduct by such officer which in the good faith and reasonable determination of the company demonstrates gross unfitness to serve.

•

“change in control” generally means (i) a consummated merger or similar transaction in which the company’s stockholders cease to own more than 50% of the surviving entity’s voting power in substantially the same proportions as the company’s securities pre-transaction; (ii) any transaction or series of related transaction were more than 50% of the company’s voting power is transferred; or (iii) a consummated sale or other disposition of all or substantially all of the company’s assets other than to certain related entities.

•	“change in control period” means the period beginning on the date that is three months prior to and ending on the date that is 12 months following the consummation of a change in control.
•

“change in control termination” generally means an involuntary termination that occurs within the change in control period. For such purposes, if the events giving rise to an officer’s right to resign for good reason arise within the change in control period, and the officer’s resignation occurs not later than thirty days after the expiration of the cure period, such termination shall be a change in control termination.

•

“good reason” for an officer’s resignation generally means the occurrence of any of the following events, conditions, or actions taken by the company without cause and without such officer’s consent: (i) a material reduction of such officer’s annual base salary, which is a reduction of at least 10% (unless pursuant to a salary reduction program applicable generally to the company’s similarly situated employees); (ii) a material reduction in such officer’s duties, responsibilities or authority; (iii) a relocation of such officer’s principal place of employment with the company to a place that increases such officer’s one-way commute by more than fifty miles (excluding regular travel in the ordinary course of business); provided, however, that in each case above, in order for the officer’s resignation to be deemed to have been for good reason, the officer must first give the company written notice of the action or omission giving rise to “good reason” within thirty days after the first occurrence thereof; the company must fail to reasonably cure such action or omission within thirty days after receipt of such notice, or the cure period, and the officer’s resignation must be effective not later than thirty days after the expiration of the cure period.

•

“involuntary termination” generally means a termination of an officer’s employment by us without cause (excluding by reason of the officer’s death or disability) or such officer’s voluntary resignation for good reason.

Employee Benefits

All of our named executive officers are eligible to participate in our employee benefit plans, including our paid time off, medical, dental, vision, life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees.

401(k) Retirement Savings Plan

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The 401(k) plan is intended to qualify as a tax-qualified retirement plan under the Internal Revenue Code of 1986, as amended, or the Code. Our named executive officers are eligible to participate in the 401(k) plan on the same basis as our other employees and defer a portion of their compensation, within prescribed limits, on a pre-tax basis through payroll contributions to the 401(k) plan.

Employee Incentive Plans

2020 Employee Bonus Plan

Our Board adopted the 2020 Employee Bonus Plan, or the Bonus Plan, in September 2020. The Bonus Plan generally provides for our eligible employees to be eligible to earn annual cash bonus payments contingent upon the attainment of certain annual corporate objectives as established by our board. Annual bonuses will generally be paid in the first quarter of the calendar year following the performance year. Employees generally must be employed by the company on the bonus payment date in order to be eligible to earn a bonus payment. However, if an employee was employed in good standing through the last date of the performance period and is terminated without cause prior to the bonus payment date, such employee is also eligible to receive a bonus payment, subject to the terms of the Plan.

All regular full-time employees, including our named executive officers, are eligible to receive an annual bonus under the Bonus Plan. Eligible employees are assigned an annual target bonus that is a percentage of the employee’s annual base salary. Such target bonus percentage is based on each employee’s level.

The annual target bonus percentage under the 2020 Bonus Plan for each of our named executive officers was 40% of their 2020 annual base salary. For calendar year 2020, all annual bonus targets were pro-rated to 34% of the annual bonus target amount, so that the 2020 bonus target for our named executive officers was 13.6% of their 2020 annual base salary.

For 2020 the performance period specified for the Bonus Plan is from September 2020 through December 2020. For 2020, the Bonus Plan has five separate corporate objectives each weighted at 25% that give eligible employees the ability to earn up to a maximum of 125% of their 2020 target bonus opportunity. For 2020, the corporate objectives were confirming emergency use authorization for COVID-19 tests, establishing a relationship with a commercial partner to purchase COVID-19 test units, and three separate goals related to the timing and total number of COVID-19 test units shipped.

Employee Cash Incentive Plan

Our board of directors adopted the Cash Incentive Plan in January 2021. Our Cash Incentive Plan amends, restates and supersedes in its entirety the 2020 Bonus Plan and provides for the grant of cash-based incentive awards to our employees, including our named executive officers, Messrs. George and Hartmann and Ms. Prashar, which are also performance-based cash awards under our 2021 Plan. The following summary describes the material terms of our Cash Incentive Plan. This summary is not a complete description of all provisions of our Cash

Incentive Plan and is qualified in its entirety by reference to our Cash Incentive Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Administration. Our Cash Incentive Plan will be administered by our Chief Financial Officer for employees at the director-level or below and by our compensation committee for our officers and other above director-level employees. As used in this summary, the term “Administrator” refers to our compensation committee or Chief Financial Officer, as applicable. The Administrator has the discretionary authority to, among other things, determine award recipients, grant awards, establish all terms and conditions of awards, interpret the Cash Incentive Plan and awards, approve target and actual awards, adopt sub-plans, prescribe rules for administration, interpretation and application or the Cash Incentive Plan, and otherwise do all things necessary or desirable to carry out the purposes of our Cash Incentive Plan.

Eligibility and Participation. Our employees and those of our affiliates will be eligible to participate in our Cash Incentive Plan and will be selected from time to time by the Administrator to participate in our Cash Incentive Plan.

Awards; Performance Criteria. Awards under our Cash Incentive Plan will be made based on, and subject to achieving, specified performance goals established by the Administrator in its discretion for the applicable performance period. The target award will be set in a participant’s written employment offer letter or other written agreement with the company or otherwise communicated in writing by the Administrator. For each award granted under our Cash Incentive Plan, the Administrator will establish the performance goals applicable to the award for the specified performance period, the amount or amounts payable if the performance goals are achieved and such other terms and conditions as the Administrator deems appropriate. The performance goals may be on the basis of any factors the Administrator determines relevant, and may be on an individual, divisional, business unit or company-wide basis as permitted by the 2021 Plan. The performance goals may differ from participant to participant and from award to award.

Payments Under an Award. A participant will be entitled to payment under an award only if all conditions to payment have been satisfied in accordance with our Cash Incentive Plan and the terms of the award. Following the end of a performance period, the Administrator will determine whether and to what extent the applicable performance goals have been satisfied and will determine the amount payable under each award. The Administrator has the discretionary authority to increase or decrease the amount actually paid under any award. The actual cash award amounts will be fully paid in cash (or its equivalent) no later than March 15th of the calendar year following the year in which the performance goals were attained. Participants generally must be employed by the company in good standing on the bonus payment date in order to be eligible to receive payment. However, if a participant was employed in good standing through the last day of a calendar year and is terminated without cause prior to the date of payment, such participant will be entitled to receive an actual cash award to the extent it would not duplicate severance benefits to which the participant was otherwise entitled.

Amendment and Termination. The Administrator may (i) amend our Cash Incentive Plan and the terms of any outstanding award granted under the Cash Incentive Plan or (ii) terminate the Cash Incentive Plan, provided that any amendment will not alter or impair any participant’s rights or obligations under any actual cash award amount previously earned without their consent.

Employee Stock Plans

2021 Equity Incentive Plan

Our board of directors adopted the 2021 Plan in January 2021, and our stockholders approved the 2021 Plan in January 2021. The 2021 Plan became effective upon the execution of the underwriting agreement for our recent initial public offering. The 2021 Plan is the successor to our 2014 Equity Incentive Plan, or the 2014 Plan, which is described below. No further grants will be made under the 2014 Plan.

Types of Awards. Our 2021 Plan provides for the grant of incentive stock options, or ISOs, nonstatutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-

based awards and other awards, or collectively, awards. ISOs may be granted only to our employees, including our officers, and the employees of our affiliates. All other awards may be granted to our employees, including our officers, our non-employee directors and consultants and the employees and consultants of our affiliates.

Authorized Shares. The maximum number of shares of common stock that may be issued under our 2021 Plan is 5,200,000 shares. The number of shares of common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, or a lesser number of shares determined by our board of directors prior to the applicable January 1. The maximum number of shares that may be issued upon the exercise of ISOs under our 2021 Plan is 15,600,000 shares.

Shares issued under our 2021 Plan will be authorized but unissued or reacquired shares of common stock. Shares subject to awards granted under our 2021 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, will not reduce the number of shares available for issuance under our 2021 Plan. Additionally, shares issued pursuant to awards under our 2021 Plan that we repurchase or that are forfeited, as well as shares used to pay the exercise price of an award or to satisfy the tax withholding obligations to an award, will become available for future grant under our 2021 Plan.

In any one year period measured commencing on the date of our annual meeting of stockholders for a particular year that is held following the closing of our initial public offering and ending on the day immediately prior to the date of our annual meeting of stockholders for the next subsequent year, the maximum number of shares of common stock subject to stock awards granted under the 2021 Plan or otherwise during any period to any non-employee director, taken together with any cash fees paid by us to such non-employee director during such period for service on the board of directors, will not exceed $600,000 in total value (calculating the value of any such stock awards based on the grant date fair value of such stock awards for financial reporting purposes), or, with respect to the period in which a non-employee director is first appointed or elected to our board of directors, $1,000,000.

Plan Administration. Our board of directors, or a duly authorized committee of our board, may administer our 2021 Plan. Our board of directors has delegated concurrent authority to administer our 2021 Plan to the compensation committee under the terms of the compensation committee’s charter. We sometimes refer to the board of directors, or the applicable committee with the power to administer our equity incentive plans, as the administrator. The administrator may also delegate to one or more of our officers the authority to (1) designate employees (other than officers) to receive specified awards, and (2) determine the number of shares subject to such awards.

The administrator has the authority to determine the terms of awards, including recipients, the exercise, purchase or strike price of awards, if any, the number of shares subject to each award, the fair market value of a share of common stock, the vesting schedule applicable to the awards, together with any vesting acceleration, and the form of consideration, if any, payable upon exercise or settlement of the award and the terms of the award agreements for use under our 2021 Plan.

In addition, subject to the terms of the 2021 Plan, the administrator also has the power to modify outstanding awards under our 2021 Plan, including the authority to reprice any outstanding option or stock appreciation right, cancel and re-grant any outstanding option or stock appreciation right in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any materially adversely affected participant.

Stock Options. ISOs and NSOs are granted pursuant to stock option agreements adopted by the administrator. The administrator determines the exercise price for a stock option, within the terms and conditions of the 2021 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2021 Plan vest at the rate specified in the stock option agreement as specified in the stock option agreement by the administrator.

The administrator determines the term of stock options granted under the 2021 Plan, up to a maximum of ten years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us, or any of our affiliates, ceases for any reason other than disability, death or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. The option term may be extended in the event that either an exercise of the option or an immediate sale of shares acquired upon exercise of the option following such a termination of service is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability or death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a  termination for cause, options generally terminate immediately upon the termination of the individual for cause. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the administrator and may include (1) cash, check, bank draft or money order, (2) a broker-assisted cashless exercise, (3) the tender of shares of common stock previously owned by the optionholder, (4) a net exercise of the option if it is an NSO and (5) other legal consideration approved by the administrator.

Options may not be transferred to third-party financial institutions for value. Unless the administrator provides otherwise, options generally are not transferable except by will, the laws of descent and distribution or pursuant to a domestic relations order. An optionholder may designate a beneficiary, however, who may exercise the option following the optionholder’s death.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of common stock with respect to ISOs that are exercisable for the first time by an option holder during any calendar year under all of our stock plans may not exceed $100,000. Options or portions thereof that exceed such limit will be treated as NSOs. No ISOs may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations, unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (2) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Awards. Restricted stock awards are granted pursuant to restricted stock award agreements adopted by the administrator. Restricted stock awards may be granted in consideration for cash, check, bank draft or money order, services rendered to us or our affiliates or any other form of legal consideration. Common stock acquired under a restricted stock award may, but need not, be subject to a share repurchase option in our favor in accordance with a vesting schedule to be determined by the administrator. A restricted stock award may be transferred only upon such terms and conditions as set by the administrator. Except as otherwise provided in the applicable award agreement, restricted stock awards that have not vested may be forfeited or repurchased by us upon the participant’s cessation of continuous service for any reason.

Restricted Stock Unit Awards. Restricted stock unit awards are granted pursuant to restricted stock unit award agreements adopted by the administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, restricted stock units that have not vested will be forfeited upon the participant’s cessation of continuous service for any reason.

Stock Appreciation Rights. Stock appreciation rights are granted pursuant to stock appreciation right grant agreements adopted by the administrator. The administrator determines the strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of common stock on the date of grant. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of common stock on the date of exercise over the strike price, multiplied by (2) the number of shares of common stock with respect to which the stock appreciation right is exercised. A stock appreciation right granted under the 2021 Plan vests at the rate specified in the stock appreciation right agreement as determined by the administrator.

The administrator determines the term of stock appreciation rights granted under the 2021 Plan, up to a maximum of ten years. Unless the terms of a participant’s stock appreciation right agreement provide otherwise, if a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. The stock appreciation right term may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards. Our 2021 Plan permits the grant of performance-based stock and cash awards. The compensation committee can structure such awards so that the stock or cash will be issued or paid pursuant to such award only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the common stock.

The performance goals may be based on any measure of performance selected by the board of directors. The compensation committee may establish performance goals on a company-wide basis, with respect to one or more business units, divisions, affiliates or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise (i) in the award agreement at the time the award is granted or (ii) in such other document setting forth the performance goals at the time the goals are established, the compensation committee will appropriately make adjustments in the method of calculating the attainment of the performance goals as follows: (1) to exclude restructuring and/or other nonrecurring charges; (2) to exclude exchange rate effects; (3) to exclude the effects of changes to generally accepted accounting principles; (4) to exclude the effects of any statutory adjustments to corporate tax rates; (5) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (6) to exclude the dilutive effects of acquisitions or joint ventures; (7) to assume that any business divested by us achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (8) to exclude the effect of any change in the outstanding shares of common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change, or any distributions to common stockholders other than regular cash dividends; (9) to exclude the effects of stock-based compensation and the award of bonuses under our bonus plans; (10) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles and (11) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Awards. The administrator may grant other awards based in whole or in part by reference to common stock. The administrator will set the number of shares under the award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2021 Plan; (2) the class and maximum number of shares by which the share reserve may increase automatically each year; (3) the class and maximum number of shares that may be issued upon the exercise of ISOs and (4) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding awards.

Corporate Transactions. The following applies to stock awards under the 2021 Plan in the event of a corporate transaction, unless otherwise provided in a participant’s stock award agreement or other written agreement with us or one of our affiliates or unless otherwise expressly provided by the administrator at the time of grant. Under the 2021 Plan, a corporate transaction is generally the consummation of (1) a sale or other disposition of all or substantially all of our assets, (2) a sale or other disposition of at least 50% of our outstanding securities, (3) a merger, consolidation or similar transaction following which we are not the surviving corporation or (4) a merger, consolidation or similar transaction following which we are the surviving corporation but the shares of common stock outstanding immediately prior to such transaction are converted or exchanged into other property by virtue of the transaction.

In the event of a corporate transaction, any stock awards outstanding under the 2021 Plan may be assumed, continued or substituted for by any surviving or acquiring corporation (or its parent company), and any reacquisition or repurchase rights held by us with respect to the stock award may be assigned to the successor (or its parent company). If the surviving or acquiring corporation (or its parent company) does not assume, continue or substitute for such stock awards, then (i) with respect to any such stock awards that are held by participants whose continuous service has not terminated prior to the effective time of the corporate transaction, or current participants, the vesting (and exercisability, if applicable) of such stock awards will be accelerated in full to a date prior to the effective time of the corporate transaction (contingent upon the effectiveness of the corporate transaction), and such stock awards will terminate if not exercised (if applicable) at or prior to the effective time of the corporate transaction, and any reacquisition or repurchase rights held by us with respect to such stock awards will lapse (contingent upon the effectiveness of the corporate transaction), and (ii) any such stock awards that are held by persons other than current participants will terminate if not exercised (if applicable) prior to the effective time of the corporate transaction, except that any reacquisition or repurchase rights held by us with respect to such stock awards will not terminate and may continue to be exercised notwithstanding the corporate transaction. In addition, the plan administrator may also provide, in its sole discretion, that the holder of a stock award that will terminate upon the occurrence of a corporate transaction if not previously exercised will receive a payment, if any, equal to the excess of the value of the property the participant would have received upon exercise of the stock award over the exercise price otherwise payable in connection with the stock award.

A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control as may be provided in an applicable award agreement or other written agreement, but in the absence of such provision, no such acceleration will occur.

Transferability. A participant may not transfer awards under our 2021 Plan other than by will, the laws of descent and distribution or as otherwise provided under our 2021 Plan.

Plan Amendment or Termination. Our board has the authority to amend, suspend or terminate our 2021 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date our board adopted our 2021 Plan. No awards may be granted under our 2021 Plan while it is suspended or after it is terminated.

2014 Equity Incentive Plan

Our board of directors and our stockholders adopted the 2014 Plan in July 2014. The 2014 Plan was subsequently amended and restated from time to time, most recently in September 2020. As of December 31, 2020, under the 2014 Plan, options to purchase 4,587,700 shares of common stock were outstanding, and 206,012 shares of common stock remained available for future grants under our 2014 Plan.

Upon the effective date of the 2021 Plan, no additional awards will be granted under the 2014 Plan, which will be terminated on such date. However, any outstanding awards granted under the 2014 Plan will remain outstanding, subject to the terms of the 2014 Plan and the applicable award agreements, until such outstanding options are exercised or until any awards terminate or expire by their terms.

Awards. The 2014 Plan provides for the grant of ISOs, NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards and other stock awards, or collectively, awards. Awards may be granted to directors, employees and consultants; however, ISOs may be granted only to individuals who are employees.

Administration. Our board of directors administers and interprets the provisions of the 2014 Plan. The board of directors may delegate its authority to a committee of the board, and the board or the delegate is referred to as the “plan administrator.” Under our 2014 Plan, the plan administrator has the authority to, among other things, determine award recipients, grant awards, establish all terms and conditions of awards (including, but not limited to, vesting, exercise and forfeiture provisions), adopt, amend and repeal such administrative rules, guidelines and practices relating to the 2014 Plan, correct any defect or ambiguity, and supply any omission or reconcile any inconsistency in the 2014 Plan or any award. The plan administrator has the authority to reprice any outstanding stock award, cancel and re-grant any outstanding stock award in exchange for new stock awards, cash or other consideration, or take any other action that is treated as a repricing under generally accepted accounting principles, with the consent of any adversely affected participant.

Stock Options. Stock options are generally granted by our plan administrator pursuant to option grant notices and stock option agreements. The exercise price of a stock option will not be less than the market value of our common shares on the date of grant, in accordance with the terms and conditions of the 2014 Plan. The plan administrator may attach other terms and conditions to a specific option grant, pursuant to the 2014 Plan. Our plan administrator determines the term of stock options granted under the 2014 Plan, up to a maximum of 10 years. Unless the terms of an optionholder’s stock option agreement provide otherwise, if an optionholder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the optionholder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws or our insider trading policy. If an optionholder’s service relationship with us or any of our affiliates ceases due to death, or an optionholder dies within a certain period following cessation of service, the optionholder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. If an optionholder’s service relationship with us or any of our affiliates ceases due to disability, the optionholder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. However, in no event may an option be exercised beyond the expiration of its term.

Restricted Stock Unit Awards. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration as determined by the Board and set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award, as determined by the Board and set forth in the restricted stock unit award agreement.

Restricted Stock Awards. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. Participants holding shares of restricted stock may be entitled to receive any dividends paid with respect to such shares subject to the same vesting and forfeiture restrictions as apply to the shares covered by the restricted stock.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to, or otherwise based on, our common stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event of a capitalization adjustment, the board of directors, in its discretion, will make appropriate and proportionate adjustments to (1) the class and maximum number of shares reserved for issuance under the 2014 Plan, (2) the class and maximum number of shares that may be issued on the exercise of ISOs, and (3) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards. For purposes of the 2014 Plan, capitalization adjustment generally means any change that is made in (or other events occurring with respect to) our common stock subject to the 2014 Plan or any award without the receipt of consideration by us through merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large non-recurring cash dividend, stock split, reverse stock split, liquidating dividend, combination or exchange of shares, change in corporate structure, or other similar equity restructuring transaction (within the meaning of FASB ASC Topic 718).

Corporate Transactions. Our 2014 Plan provides that in the event of a corporate transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the plan administrator may take one or more of the following actions with respect to such awards:

•	arrange for the assumption, continuation, or substitution of a stock award by a surviving or acquiring corporation;
•	arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring corporation;
•	accelerate the vesting, in whole or in part, of the stock award and provide for its termination if not exercised (if applicable) at or before the effective time of the corporate transaction;
•	arrange for the lapse of any reacquisition or repurchase rights held by us with respect to the stock award;
•

cancel or arrange for the cancellation of the stock award, to the extent not vested or exercised before the effective time of the corporate transaction, in exchange for such cash consideration, if any, as the board of directors may consider appropriate; and

•

make a payment equal to the excess, if any, of (1) the value of the property the participant would have received on exercise of the award, over (2) any exercise price payable by the participant in connection with the exercise.

The plan administrator is not obligated to treat all stock awards in the same manner and is not obligated to treat all participants in the same manner.

Under the 2014 Plan, a corporate transaction is generally defined as the consummation, in a single transaction or in a series of related transactions, of: (1) a sale or other disposition of all or substantially all of our assets, (2) the sale or disposition of at least 90% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, or (4) a merger, consolidation or similar transaction where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

Change in Control. A stock award may be subject to additional acceleration of vesting and exercisability upon or after a change in control as may be provided in an applicable award agreement or other written agreement, but in the absence of such provision, no such acceleration will occur. Under the 2014 Plan, a change in control is generally defined as (1) the acquisition by a person or entity of more than 50% of the combined voting power of our then outstanding stock other than by merger, consolidation or similar transaction, (2) a consummated merger, consolidation or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity) in substantially the same proportions as their ownership immediately prior to such transaction, (3) our stockholders approve or our board of directors approves a plan of complete dissolution or liquidation or a complete dissolution or liquidation otherwise occurs except for a liquidation into a parent corporation, (4) a consummated sale, lease, exclusive license or other disposition of all or substantially all of our consolidated assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of our outstanding voting securities immediately prior to such transaction, or (5) a majority of the members of the board of directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of the board of directors serving immediately prior to such appointment or election.

Transferability. Except as otherwise permitted by the plan administrator and the 2014 Plan terms, a participant may not transfer awards under our 2014 Plan other than by will, the laws of descent and distribution.

 Amendment and Termination. Our plan administrator may (i) amend the 2014 Plan and the terms of any award granted under the 2014 Plan from time to time or (ii) terminate the 2014 Plan any time, provided that any amendment will not materially and adversely affect participants without their consent. Certain material amendments also require the approval of our stockholders. No awards may be granted after the tenth anniversary of the date our board of directors adopted our 2014 Plan. As described above, our 2014 Plan will be terminated upon the effective date of the 2021 Plan and no future awards will be granted under the 2014 Plan following the effectiveness of the 2021 Plan.

2021 Employee Stock Purchase Plan

Our board of directors adopted the 2021 Employee Stock Purchase Plan, or the ESPP, in January 2021, and our stockholders adopted the ESPP in January 2021. The ESPP became effective upon the execution of the underwriting agreement for our recent initial public offering. The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum efforts toward our success and that of our affiliates. The ESPP includes two components. One component is designed to allow our eligible U.S. employees to purchase common stock in a manner that may qualify for favorable tax treatment under Section 423 of the Code. In addition, purchase rights may be granted under a component that does not qualify for such favorable tax treatment when necessary or appropriate to permit participation by our eligible employees who are foreign nationals or employed outside of the United States while complying with applicable foreign laws.

Authorized Shares. The maximum aggregate number of shares of common stock that may be issued under our ESPP is 750,000 shares. The number of shares of common stock reserved for issuance under our ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by the lesser of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 1,500,000 shares and (3) a number of shares determined by our board. Shares subject to purchase rights granted under our ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under our ESPP.

Plan Administration. Our board, or a duly authorized committee thereof, will administer our ESPP. Our board has delegated concurrent authority to administer our ESPP to the compensation committee under the terms of the compensation committee’s charter. The ESPP is implemented through a series of offerings with specific terms approved by the administrator and under which eligible employees are granted purchase rights to purchase shares of common stock on specified dates during such offerings. Under the ESPP, we may specify offerings with durations of not more than 27 months, and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of common stock will be purchased for our eligible employees participating in the offering. An offering under the ESPP may be terminated under certain circumstances.

Payroll Deductions. Generally, all regular employees, including executive officers, employed by us or by any of our designated affiliates, may participate in the ESPP and may contribute, normally through payroll deductions, a percentage of their earnings (as defined in the ESPP) not to exceed a maximum amount specified by the administrator for the purchase of common stock under the ESPP. Unless otherwise determined by the administrator, common stock will be purchased for the accounts of employees participating in the ESPP at a price per share equal to the lower of (a) 85% of the fair market value of a share of common stock on the first date of an offering or (b) 85% of the fair market value of a share of common stock on the date of purchase. For the initial offering, which we expect will commence upon the execution and delivery of the underwriting agreement relating to our recent initial public offering, the fair market value on the first day of the initial offering will be the price at which shares are first sold to the public.

Limitations. Our employees, including executive officers, or any of our designated affiliates may have to satisfy one or more of the following service requirements before participating in our ESPP, as determined by the administrator: (1) customary employment with us or one of our affiliates for more than 20 hours per week and more than five months per calendar year, or (2) continuous employment with us or one of our affiliates for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under our ESPP if such employee (1) immediately after the grant would own stock possessing 5% or more of the total combined voting power or value of common stock, or (2) holds rights to purchase stock under our ESPP that would accrue at a rate that exceeds $25,000 worth of our stock for each calendar year that the rights remain outstanding.

Changes to Capital Structure. In the event that there occurs a change in our capital structure through such actions as a stock split, merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, large nonrecurring cash dividend, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or similar transaction, the board of directors will make appropriate adjustments to (1) the number of shares reserved under the ESPP, (2) the maximum number of shares by which the share reserve may increase automatically each year, (3) the number of shares and purchase price of all outstanding purchase rights and (4) the number of shares that are subject to purchase limits under ongoing offerings.

Corporate Transactions. In the event of certain corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of 50% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction, any then-outstanding rights to purchase our stock under the ESPP may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company). If the surviving or acquiring entity (or its parent company) elects not to assume, continue or substitute for such purchase rights, then the participants’ accumulated payroll contributions will be used to purchase shares of common stock within 10 business days prior to such corporate transaction, and such purchase rights will terminate immediately.

Under the ESPP, a corporate transaction is generally the consummation of: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 50% of our outstanding securities, (3) a merger or consolidation where we do not survive the transaction, and (4) a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding immediately before such transaction are converted or exchanged into other property by virtue of the transaction.

ESPP Amendment or Termination. The administrator has the authority to amend or terminate our ESPP, provided that except in certain circumstances such amendment or termination may not materially impair any outstanding purchase rights without the holder’s consent. We will obtain stockholder approval of any amendment to our ESPP as required by applicable law or listing requirements.

Limitations of Liability and Indemnification Matters

Our amended and restated certificate of incorporation contains provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to the corporation or its stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended and restated certificate of incorporation authorizes us to indemnify our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Our amended and restated bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our amended and restated bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these amended and restated certificate of incorporation and amended and restated bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers. We also maintain customary directors’ and officers’ liability insurance.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information, subject to compliance with the terms of our insider trading policy. Prior to the end of the 180th day after the date of execution of the underwriting agreement for our recent initial public offering (subject to potential early release or termination without notice), the sale of any shares under such plan would be subject to the lock-up agreement that the director or executive officer has entered into with BofA Securities, Inc. and William Blair & Company, L.L.C.

Non-Employee Director Compensation

We have previously provided equity-based compensation to certain of our non-employee directors. In addition, all of our non-employee directors are entitled to reimbursement of direct expenses incurred in connection with attending meetings of our board of directors or committees thereof. Mr. Tablak’s monthly director fees were $4,000 per month in fiscal year 2020. In connection with the closing of our IPO, Mr. Tablak is compensated in accordance with our non-employee director compensation policy as described below.

Commencing with the first calendar quarter following the closing of our recent initial public offering, each non-employee director will receive an annual cash retainer of $35,000 for serving on our board of directors, and the chairperson of our board of directors will receive an additional annual cash retainer of $40,000. The chairperson of the audit committee of our board of directors will be entitled to an annual service retainer of $20,000, and each other member of the audit committee will be entitled to an annual service retainer of $10,000. The chairperson of the compensation committee of our board of directors will be entitled to an annual service retainer of $13,000, and each other member of the compensation committee will be entitled to an annual service retainer of $6,500. The chairperson of the nominating and corporate governance committee of our board of directors will be entitled to an annual service retainer of $10,000, and each other member of the nominating and corporate governance committee will be entitled to an annual service retainer of $5,000. All annual cash compensation amounts will be payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated for any partial months of service.

Each new non-employee director who joins our board of directors following the closing of our recent initial public offering will receive an option to purchase shares of common stock under the 2021 Equity Incentive Plan, or the 2021 Plan, having a grant date fair value for financial accounting purposes (computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718) of $220,000 and an exercise price per share equal to the per share fair market value of the underlying common stock on the date of grant. One-third of the shares subject to the option will vest on the one year anniversary of the grant date, and thereafter one-thirty-sixth of the shares subject to the option will vest on a monthly basis, subject to the non-employee director’s continuous service with us on each applicable vesting date.

On the date of each annual meeting of our stockholders following the closing of our recent initial public offering, each continuing non-employee director will receive an option to purchase shares of common stock under the 2021 Plan having a grant date fair value for financial accounting purposes of $110,000 and a per share exercise price equal to the per share fair market value of the underlying common stock on the date of grant. The shares subject to this option will vest upon the earlier of the one year anniversary of the grant date or immediately prior to the next annual meeting.

All then outstanding non-employee director options will vest upon a change in control of us, subject to the non-employee director’s continuous service with us through the date of our change in control.

2020 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors during the year ended December 31, 2020. Erik T. Engelson, our President and Chief Executive Officer, and Debkishore Mitra, Ph.D., our Chief Technology Officer, are also members of our board of directors, but did not receive any additional compensation for their respective service as a director. Mr. Engelson’s and Dr. Mitra’s compensation as executive officers is set forth in Part III. Item 11 “Executive Compensation—Summary Compensation Table.”

	Fees Earned	Option
	or Paid in	Awards(1)(2)
Name	Cash ($)	($)	Total ($)
Justin Butler(3)	—	—	—
Sandra A. Gardiner(4)	—	117,342	117,342
David Lamond(5)	—	117,342	117,342
Erica J. Rogers(6)	—	117,342	117,342
Lior Susan(7)	—	—	—
Steve Tablak(8)	48,000	8,692	56,692
John R. Waldeisen, Ph.D.(9)	—	—	—
Tuff Yen	—	—	—

(1)

The amounts reported in this column do not reflect dollar amounts actually received by the non-employee director. Instead, the amounts reflect the aggregate grant date fair value of the stock options granted to the non-employee director during 2020 under the 2014 Plan, computed in accordance with FASB ASC Topic 718. As required by SEC rules, the amount shown excludes the impact of estimated forfeitures related to service-based vesting conditions. The amount reported in this column reflects the accounting cost for these stock options and does not correspond to the actual economic value that may be received by the non-employee director upon the exercise of the stock options or any sale of the underlying shares of common stock. The assumptions used in calculating the grant date fair value of the stock options are set forth in Note 9 to our financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	The table below sets forth the aggregate number of shares subject to outstanding stock options beneficially owned by each of our non-employee directors as of December 31, 2020:

Name	Number of Shares Underlying Outstanding Options as of December 31, 2020
Sandra A. Gardiner	125,281
Erica J. Rogers	125,281
Steve Tablak	125,281

(3)	Mr. Butler resigned from our board of directors in November 2020.
(4)

In September 2020, we granted Ms. Gardiner an option to purchase 125,281 shares of common stock with an exercise price of $2.20 per share. The shares subject to the option will vest in 48 equal monthly installments over a four-year period measured from the vesting commencement date September 11, 2020. 100% of the unvested shares will vest immediately upon the consummation of a Change in Control (as defined in the 2014 Plan).

(5)

In September 2020, we granted Mr. Lamond an option to purchase 125,281 shares of common stock with an exercise price of $2.20 per share. The shares subject to the option will vest in 48 equal monthly installments over a four-year period measured from the vesting commencement date September 11, 2020. 100% of the unvested shares will vest immediately upon the consummation of a Change in Control (as defined in the 2014 Plan). Mr. Lamond subsequently exercised in full and as of December 31, 2020 holds no outstanding options.

(6)

In September 2020, we granted Ms. Rogers an option to purchase 125,281 shares of common stock with an exercise price of $2.20 per share. The shares subject to the option will vest in 48 equal monthly installments over a four-year period measured from the vesting commencement date September 11, 2020. 100% of the unvested shares will vest immediately upon the consummation of a Change in Control (as defined in the 2014 Plan).

(7)	Mr. Susan joined our board of directors in November 2020.
(8)

In December 2019, we granted Mr. Tablak an option to purchase 116,001 shares of common stock with an exercise price of $0.82 per share and vesting commencement date of December 18, 2019. In September 2020, we granted Mr. Tablak an additional option to purchase 9,280 shares of common stock with an exercise price of $2.20 per share and vesting commencement date of September 11, 2020. The shares subject to the options will vest in 48 equal monthly installments over a four-year period measured from the applicable vesting commencement date. 100% of the unvested shares will vest immediately upon the consummation of a Change in Control (as defined in the 2014 Plan).

(9)	Dr. Waldeisen resigned from our board of directors in November 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2021, for:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of such stockholder, we deemed to be outstanding all shares subject to options held by the stockholder that are currently exercisable or exercisable within 60 days after March 1, 2021. These shares are deemed to be outstanding and beneficially owned by the stockholder holding such options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other stockholder. This table is based upon information supplied by officers and directors and Schedules 13D and 13G filed with the SEC. Applicable percentage ownership is based on 38,534,923 shares of our common stock outstanding as of March 1, 2021.  Unless otherwise indicated, the address of each beneficial owner listed below is c/o Lucira Health, Inc., 1412 62nd Street, Emeryville, California 94608.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	%
5% or Greater Stockholders:
Entities affiliated with EPIQ Capital Group, LLC (1)	13,156,525	34.1%
Entities affiliated with Eclipse Ventures (2)	6,223,795	16.2%
Entities affiliated with Seraph Group LLC (3)	2,293,002	5.9%
Named Executive Officers and Directors:
Erik T. Engelson (4)	1,317,661	3.3%
Debkishore Mitra, Ph.D (5)	1,149,657	2.9%
Kelly Lewis Brezoczky (6)	801,685	2.0%
Sandra A. Gardiner (7)	125,281	*
David Lamond (8)	271,666	*
Erica J. Rogers (9)	125,281	*
Lior Susan (2)	6,223,795	16.2%
Steve Tablak (10)	125,281	*
Tuff Yen (3)	2,293,002	5.9%
All executive officers and directors as a group (12 persons) (11)	13,171,903	31.2%

*	Represents beneficial ownership of less than 1%.
(1)

This information is based solely on a Schedule 13D, dated February 5, 2021, filed with the SEC on February 12, 2021 by EPIQ Capital Group, LLC, or EPIQ, reporting its beneficial ownership as of  February 5, 2021. EPQ LLC, LFLU PS, or LFLU, directly owns 3,754,084 shares of our common stock; EPQ LLC, LCOVD PS, or LCOVD, directly owns 5,173,026 shares of our common stock; EPQ LLC, LCOVD SAFE PS, or SAFE, directly owns 735,475 shares of our common stock; EPQ LLC, LTEST PS, or LTEST, directly owns 3,461,764 shares of our common stock; and Chad Boeding directly owns 32,176 shares of our common stock. EPIQ, in its capacity as the Managing Member of LFLU, LCOVD, SAFE, and LTEST, may be deemed to beneficially own all of the shares of our common stock owned by LFLU, COVD, SAFE and LTEST, consisting of 13,124,349 shares. Mr. Boeding, by virtue of being the CEO and Manager of EPIQ, may be deemed to beneficially own all of the shares of our common stock that may be deemed to be beneficially owned by EPIQ, which when added to his direct ownership consists of 13,156,525 shares of our common stock. )The principal address of each of the individuals and entities listed above is c/o EPIQ Capital Group, LLC, One Lombard Street, Suite 200, San Francisco, California 94111.

(2)

Consists of (i) 2,039,809 shares of common stock held by Eclipse Ventures Fund I, L.P., or Eclipse I, and (ii) 4,183,986 shares of common stock held by Eclipse Fund III, L.P., or Eclipse III, and together with Eclipse I, the Eclipse Funds. Eclipse Ventures GP I, LLC, or Eclipse I GP, is the general partner of Eclipse I and may be deemed to have voting and dispositive power over the shares held by Eclipse I. Eclipse GP III, LLC, or Eclipse III GP, is the general partner of Eclipse III and may be deemed to have voting and dispositive power over the shares held by Eclipse III. Lior Susan, a member of our board of directors, is the sole managing member of each of Eclipse I GP and Eclipse III GP and may be deemed to have voting and dispositive power over the shares held by each of the Eclipse Funds. Each of Eclipse I GP, Eclipse III GP and Mr. Susan disclaim beneficial ownership of the shares held by the Eclipse Funds except to the extent of their respective pecuniary interests therein, if any. The address of each of the individuals and entities listed above is 514 High Street, Suite 4, Palo Alto, California 94301.

(3)

Consists of (i) 1,228,195 shares of common stock held by Seraph Diassess, LLC, (ii) 1,013,473 shares of common stock held by Seraph Investments II, LLC and (iii) 51,334 shares of common stock issuable to Seraph Group LLC subject to outstanding options exercisable within 60 days of March 1, 2021. Seraph Group LLC is the manager of each of Seraph Diassess, LLC and Seraph Investments II, LLC, and exercises investment and voting control over the shares held by each. All investment decisions are made by Mr. Yen in his capacity as the President of Seraph Diassess, LLC and a Manager of Seraph Investments II, LLC and he is one of our directors. Mr. Yen disclaims beneficial ownership of the shares held by the Seraph funds except to the extent of his pecuniary interest therein, if any. The address of each of the individuals and entities listed above is 152 Candler Dr. Decatur, Georgia 30030.

(4)

Consists of (i) 240,559 shares of common stock held by Epic Pacific, LLC, of which Mr. Engelson is a Member, (ii) 23,282 shares of common stock held by Pacific Premier Trust Custodian FBO Erik Engelson IRA, for which Mr. Engelson serves as trustee, (iii) 46,400 shares of common stock held by the Elisabeth North Kuechler Engelson Trust, dated January 17, 2001, for which Mr. Engelson serves as trustee, and (v) 1,007,420 shares of common stock issuable to Mr. Engelson subject to outstanding options that are exercisable within 60 days of March 1, 2021.

(5)

Consists of (i) 371,203 shares of common stock held by Dr. Mitra and (ii) 778,454 shares of common stock issuable to Dr. Mitra subject to outstanding options that are exercisable within 60 days of March 1, 2021.

(6)

Consists of (i) 23,231 shares of common stock held by Ms. Lewis Brezoczky and Floyd C. Lewis, who share voting and investment control over the shares, and (ii) 778,454 shares of common stock issuable to Ms. Lewis Brezoczky subject to outstanding options that are exercisable within 60 days of March 1, 2021.

(7)	Consists of 125,281 shares of common stock issuable to Ms. Gardiner pursuant to options exercisable within 60 days of March 1, 2021.

(8)

Consists of (i) 146,385 shares of common stock held by Blue Devil Trust, for which Mr. Lamond serves as trustee, and (ii) 125,281 shares of common stock held by Mr. Lamond. Mr. Lamond shares voting and investment control over the shares held by Blue Devil Trust with his spouse.

(9)	Consists of 125,281 shares of common stock issuable to Ms. Rogers pursuant to options exercisable within 60 days of March 1, 2021.
(10)	Consists of 125,281 shares of common stock issuable to Mr. Tablak pursuant to options exercisable within 60 days of March 1, 2021.
(11)

Consists of (i) 9,470,457 shares of common stock held directly or indirectly by all current executive officers and directors as a group, and (ii) 3,701,446 shares of common stock issuable pursuant to options exercisable within 60 days of March 1, 2021 held by all current executive officers and directors as a group.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our equity compensation plan information as of December 31, 2020. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders(2)	4,587,700	$1.51	206,012
Equity compensation plans not approved by security holders	—	—	—
Total	4,587,700	$1.51	206,012

(1) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

(2) Includes the 2014 Plan.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2019, to which we have been a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2019 and 2020, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in Part III, Item 11 “Executive Compensation” and —"Non-Employee Director Compensation.”

2018 Convertible Promissory Note Financing

From July 2018 to January 2019, we issued and sold convertible promissory notes, or the 2018 Notes, in the aggregate principal amount of approximately $4.0 million. The 2018 Notes accrued interest at a rate of 5% per annum. The aggregate principal amount and interest on the then-outstanding 2018 Notes converted into shares of our Series B preferred stock in March 2019 in connection with our Series B preferred stock financing.

The following table sets forth the principal amount and accrued interest of 2018 Notes purchased by holders of more than 5% of our capital stock and entities affiliated with our directors.

Investor	Principal Amount and Interest of 2018 Notes
Eclipse Ventures Fund I, L.P.(1)	$872,233
Seraph Diassess, LLC(2)	2,008,479

(1)

Mr. Susan, a member of our board of directors, is the sole managing member of Eclipse Ventures GP I, LLC, or Eclipse I GP, the general partner of Eclipse Ventures Fund I, L.P., or Eclipse I. Mr. Butler, a member of Eclipse I GP, resigned from our board of directors in November 2020.

(2)	Mr. Yen, a member of our board of directors, is the president of Seraph Diassess, LLC.

Series B Preferred Stock Financing

From March 2019 to January 2020, (1) we issued and sold an aggregate of 6,094,208 shares of our Series B preferred stock at a purchase price of $4.6616 per share for aggregate cash proceeds of approximately $28.0 million, and (2) we issued an aggregate of 1,097,048 shares of our Series B preferred stock upon the conversion of the aggregate principal amount and interest on the then-outstanding 2018 Notes. Each share of our Series B preferred stock converted into one share of common stock upon the closing of our initial public offering in February 2021.

The following table summarizes the shares of our Series B preferred stock held by holders of more than 5% of our capital stock, certain of our directors, certain of our executive officers and entities affiliated with our directors. None of our other executive officers, other directors or other holders of more than 5% of our capital stock held any shares of our Series B preferred stock.

Investor	Shares of Series B Preferred Stock Issued for Cash	Aggregate Cash Purchase Price	Shares of Series B Preferred Stock Issued Upon Conversion of 2018 Notes
Blue Devil Trust(1)	53,629	$249,999	—
Daniel George	10,725	49,999	—
Eclipse Ventures Fund I, L.P.(2)	643,558	3,000,000	233,887
Epic Pacific, LLC(3)	48,854	227,742	—
EPQ LLC, LFLU PS	3,754,084	17,500,000	—
Seraph Diassess, LLC(4)	198,918	927,274	538,571

(1)	Mr. Lamond, a member of our board of directors, is a trustee of Blue Devil Trust.
(2)

Mr. Susan, a member of our board of directors, is the sole managing member of Eclipse I GP, the general partner of Eclipse I. Mr. Butler, a member of Eclipse I GP, resigned from our board of directors in November 2020.

(3)	Mr. Engelson, our Chief Executive Officer and a member of our board of directors, is a Member of Epic Pacific, LLC.
(4)	Mr. Yen, a member of our board of directors, is the president of Seraph Disassess, LLC.

2020A Convertible Promissory Note Financing

From June 2020 to July 2020, we issued and sold convertible promissory notes, or the 2020A Notes, in the aggregate principal amount of approximately $11.1 million. The 2020A Notes accrued interest at a rate of 4% per annum. The aggregate principal amount and interest on the then-outstanding 2020A Notes converted into shares of our Series C preferred stock in August 2020 in connection with our Series C preferred stock financing.

The following table sets forth the principal amount and accrued interest of 2020A Notes purchased by holders of more than 5% of our capital stock, certain of our directors, certain of our executive officers and entities affiliated with our directors.

Investor	Principal Amount and Interest of 2020 Notes
Daniel George	$57,306
Kelly Lewis Brezoczky and Floyd C. Lewis	100,186
Pacific Premier Trust Custodian FBO Erik Engelson IRA(1)	100,405
Seraph Investments II, LLC(2)	2,504,932

(1)	Mr. Engelson, our Chief Executive Officer and a member of our board of directors, is a trustee of Pacific Premier Trust Custodian FBO Erik Engelson IRA.
(2)	Mr. Yen, a member of our board of directors, is the manager of Seraph Investments II, LLC.

Series C Preferred Stock Financing

In August 2020, (1) we issued and sold an aggregate of 10,919,468 shares of our Series C preferred stock at a purchase price of $5.3905 per share for aggregate cash proceeds of approximately $58.9 million, and (2) we issued an aggregate of 2,593,110 shares of our Series C preferred stock upon the conversion of the aggregate principal amount and interest on the then-outstanding 2020A Notes. Each share of our Series C preferred stock converted into one share of common stock upon the closing of our IPO in February 2021.

The following table summarizes the shares of our Series C preferred stock held by holders of more than 5% of our capital stock and certain of our executive officers and entities affiliated with our directors. None of our other directors, other executive officers or other holders of more than 5% of our capital stock held any of our Series C preferred stock.

Investor	Shares of Series C Preferred Stock Issued for Cash	Aggregate Cash Purchase Price	Shares of Series C Preferred Stock Issued Upon Conversion of 2020A Notes
Daniel George	—	—	13,288
Blue Devil Trust(1)	92,756	$499,999	—
Entities affiliated with Eclipse Ventures(2)	3,895,769	20,999,999	—
EPQ LLC, LCOVD PS	5,173,026	27,884,999	—
Kelly Lewis Brezoczky and Floyd C. Lewis	—	—	23,231
Pacific Premier Trust Custodian FBO Erik Engelson IRA(3)	—	—	23,282
Seraph Investments II, LLC(4)	371,026	1,999,999	580,859

(1)	Mr. Lamond, a member of our board of directors, is a trustee of Blue Devil Trust.
(2)

Consists of (i) 3,710,257 shares of our Series C preferred stock held by Eclipse Fund III, L.P., or Eclipse III, and (ii) 185,512 shares of our Series C preferred stock held by Eclipse I. Mr. Susan, a member of our board of directors, is the sole managing member of Eclipse I GP, the general partner of Eclipse I, and the sole managing member of Eclipse GP III, LLC, or Eclipse III GP, the general partner of Eclipse III. Mr. Butler, a member of each of Eclipse I GP and Eclipse III GP, resigned from our board of directors in November 2020.

(3)	Mr. Engelson, our President and Chief Executive Officer and a member of our board of directors, is a trustee of Pacific Premier Trust Custodian FBO Erik Engelson IRA.
(4)	Mr. Yen, a member of our board of directors, is the manager of Seraph Investments II, LLC.

2020B Convertible Promissory Note Financing

In December 2020, we issued and sold convertible promissory notes, or the 2020B Notes, in the aggregate principal amount of $20.0 million in a private placement. The 2020B Notes accrued interest at a rate of

0.15% per annum and automatically converted into shares of our common stock upon the closing of our initial public offering in February 2021 at a conversion price equal to 80% of the initial public offering price per share.

The table below sets forth the principal amount of 2020B Notes purchased by holders of more than 5% of our capital stock and their affiliated entities.

Investor	Principal Amount of 2020B Notes
Eclipse Fund III, L.P.(1)	$6,441,129
EPQ LLC, LCOVD SAFE PS.	10,000,000
Entities affiliated with Seraph Group LLC(2)	1,852,212

(1)

Mr. Susan, a member of our board of directors, is the sole managing member of Eclipse III GP, the general partner of Eclipse III. Mr. Butler, a member of Eclipse III GP, resigned from our board of directors in November 2020.

(2)

Consists of (i) a 2020B Note in the principal amount of $1,014,815 issued to Seraph Diassess, LLC, and (ii) a 2020B Note in the principal amount of $837,397 issued to Seraph Investments II, LLC. Mr. Yen, a member of our board of directors, is the president of Seraph Diassess, LLC and the manager of Seraph Investments II, LLC.

Investor Rights Agreement

In August 2020, in connection with the initial closing of our Series C preferred stock financing, we entered into the amended and restated investor rights agreement, or the Rights Agreement, with certain holders of our preferred stock and common stock, including entities affiliated with Eclipse Ventures, entities affiliated with EPIQ Capital Group, entities affiliated with Seraph Group, certain of our executive officers and certain directors and entities affiliated with our directors.

Mr. Susan is affiliated with Eclipse Ventures, Mr. Lamond is affiliated with Blue Devil Trust, Mr. Yen is affiliated with Seraph Group, Mr. Engelson is affiliated with Epic Pacific, LLC and Pacific Premier Trust Custodian FBO Erik Engelson IRA. The Rights Agreement provided the holders of our preferred stock with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. The Rights Agreement also provided these stockholders with information rights and a right of first offer with regard to certain issuances of our capital stock, and rights with respect to the registration of their shares of common stock under the Securities Act under the Rights Agreement. Each of these obligations terminated in connection with the closing of our initial public offering in February 2021, except for the registration rights.

Employment and Consulting Arrangements

We have entered into offer letter agreements with certain of our executive officers. For more information regarding these agreements with our executive officers, see Part III, Item 11 “Executive Compensation—Employment Agreements.”

In March 2020, we entered into a consulting agreement with Thomas Brezoczky, the spouse of Kelly Lewis Brezoczky, our Executive Vice President, Commercialization, Regulatory, Clinical and Business Development. Under the consulting agreement, Mr. Brezoczky agreed to provide various manufacturing-related consulting services for an aggregate of $175,000 in fees during the year ended December 31, 2020, of which $25,000 remained payable as of December 31, 2020.

Equity Grants

We have granted options to certain of our executive officers and directors. For more information regarding the options granted to our executive officers and directors, see Part III, Item 11 “Executive Compensation” and “Non-Employee Director Compensation.”

Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board.

In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them. For more information regarding these agreements, see Part III, Item 11 “Executive Compensation—Limitations of Liability and Indemnification Matters.”

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of the end of our last two completed fiscal years, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the availability of other sources of comparable products or services, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction and the extent of the related person’s interest in the transaction.

All of the transactions described in this section were entered into prior to the adoption of this policy.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. Under the listing requirements and rules of The Nasdaq Stock Market, independent directors must comprise a majority of our board of directors as a listed company within one year of the closing of our recent initial public offering.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Tuff Yen, David Lamond, Steve Tablak, Sandra A. Gardiner, Erica J. Rogers and Lior Susan do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

John R. Waldeisen, Ph.D. and Justin Butler resigned from our board of directors in November 2020 and our board previously determined both of Dr. Waldeisen and Mr. Butler were independent while they served as directors.

Item 14. Principal Accountant Fees and Services.

We regularly review the services and fees from our independent registered public accounting firm.  These services and fees are also reviewed with our audit committee annually.  In addition to performing the audit of our financial statements, BDO USA, LLP provided various other services during the fiscal year ended December 31, 2020.  Our audit committee has determined that BDO USA, LLP’s provision of these services, which are described below, does not impair BDO USA, LLP’s independence from us.  We did not engage an independent registered public accounting firm prior to 2020.  The following table summarizes the fees of BDO USA, LLP, our independent registered public accounting firm, billed to us for the fiscal years ended December 31, 2020 and 2019.

Fee Category	2020	2019
Audit fees(1)	$435,618	$907,763
Audit-Related Fees(2)	—	—
Tax Fees(3)	67,500	—
All Other Fees(4)	—	—
Total	$503,118	$907,763
(1)

Audit fees consist of professional services rendered for audit and quarterly review of our financial statements and review of our registration statement for our initial public offering in February 2021 and related services that are normally provided in connection with statutory and regulatory filings or engagements. Included in 2019 Audit Fees is an aggregate of $0.7 million of fees billed in connection with our initial public offering, which closed in 2021. Audit Fees in 2020 include fees related to the annual audit of the Company’s financial statements.

(2)	Audit-related fees consist of fees that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”
(3)	Tax fees consist of fees for tax-related services, including R&D tax credit analysis.
(4)	All other fees consist of fees for all other services that are not reported above.

Pursuant to its charter, the Audit Committee must review and approve, in advance, the scope and plans for the audits and the audit fees and approve in advance (or, where permitted under the rules and regulations of the SEC, subsequently) all non-audit services to be performed by the independent registered public accounting firm that are not otherwise prohibited by law and any associated fees. The Audit Committee may delegate to one or more members of the Audit Committee the authority to pre-approve audit and permissible non-audit services, as long as this pre-approval is presented to the full committee at scheduled meetings.

Pre-Approval Policy

Our audit committee was formed upon the closing of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
(1)	Financial Statements.

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits.

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
4.1	Form of common stock certificate.	S-1/A	333-252164	4.1	February 1, 2021
4.2¥	Amended and Restated Investor Rights Agreement, dated August 7, 2020, by and among the registrant and the investors listed on Schedule A thereto.	S-1	333-252164	4.2	January 15, 2021
4.3*	Description of Common Stock.
10.1+	Lucira Health, Inc. 2014 Equity Incentive Plan, as amended.	S-1	333-252164	10.1	January 15, 2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Lucira Health, Inc. 2014 Equity Incentive Plan, as amended.	S-1	333-252164	10.2	January 15, 2021
10.3+	Lucira Health, Inc. 2021 Employee Cash Incentive Plan.	S-1	333-252164	10.3	January 15, 2021
10.4+	Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.4	February 1, 2021
10.5+	Lucira Health, Inc. 2021 Officer Severance Benefit Plan.	S-1	333-252164	10.5	January 15, 2021
10.6+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.6	February 1, 2021
10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.7	February 1, 2021
10.8+	Lucira Health, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-252164	10.8	February 1, 2021
10.9+	Lucira Health, Inc. 2021 Non-Employee Director Compensation Policy.	S-1	333-252164	10.9	January 15, 2021
10.10+	Form of Indemnification Agreement, by and between the registrant and each of its directors and executive officers.	S-1	333-252164	10.10	January 15, 2021

10.11	Lease Agreement, dated January 30, 2015, by and between the registrant and Hollis General Partnership, as amended.	S-1	333-252164	10.11	January 15, 2021
10.12†	Manufacturing Services Agreement, dated September 10, 2020, by and between the registrant and Jabil Inc.	S-1	333-252164	10.12	January 15, 2021
10.13†¥	Patent License Agreement, dated July 15, 2020, by and between the registrant and Eiken Chemical Co., Ltd.	S-1	333-252164	10.13	January 15, 2021
10.14+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Erik T. Engelson.	S-1	333-252164	10.14	January 15, 2021
10.15+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Debkishore Mitra.	S-1	333-252164	10.15	January 15, 2021
10.16+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Kelly Lewis Brezoczky.	S-1	333-252164	10.16	January 15, 2021
10.17+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Daniel George.	S-1	333-252164	10.17	January 15, 2021
10.18+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Tamanna Prashar.	S-1	333-252164	10.18	January 15, 2021
10.19+	Employment Agreement, dated as of January 26, 2021, by and between the registrant and Hansgregory Charles Hartmann.	S-1/A	333-252164	10.19	February 1, 2021
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†

Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information (1) is not material and (2) would likely cause competitive harm to the registrant if publicly disclosed.

#

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCIRA HEALTH, INC.

Date: March 31, 2021	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2021	By:	/s/ Daniel George
Daniel George
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Erik T. Engelson and Daniel George, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Erik T. Engelson	President, Chief Executive Officer and Director	March 31, 2021
Erik T. Engelson	(Principal Executive Officer)

/s/ Daniel George	Chief Financial Officer and Treasurer	March 31, 2021
Daniel George	(Principal Financial and Accounting Officer)

/s/ Sandra A. Gardiner	Director	March 31, 2021
Sandra A. Gardiner

/s/ David Lamond	Director	March 31, 2021
David Lamond

/s/ Debkishore Mitra, Ph.D.	Director	March 31, 2021
Debkishore Mitra, Ph.D.

/s/ Erica J. Rogers	Director	March 31, 2021
Erica J. Rogers

/s/ Lior Susan	Director	March 31, 2021
Lior Susan

/s/ Steve Tablak	Director	March 31, 2021
Steve Tablak

/s/ Tuff Yen	Director	March 31, 2021
Tuff Yen