Form 10-Q
period 2021-03-31
Lucira Health, Inc.
filed 2021-05-17
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39976

Lucira Health, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-2491037
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1412 62nd Street Emeryville, California 94608
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 350-8071

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LHDX	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2021, the number of shares of registrant’s common stock, par value $0.001 per share, outstanding was 38,573,437.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the Press Release section of our investor relations website at www. https://ir.lucirahealth.com/. Except as specifically noted herein, information on or accessible through our website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission (the “SEC”).

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

ii

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUCIRA HEALTH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020 (1)
Assets
Current assets:
Cash	$189,813	$58,212
Accounts receivable, net	531	293
Inventory	17,469	4,865
Grant income receivable	202	183
Prepaid expenses	8,902	3,496
Other current assets	2,632	844
Restricted cash equivalents	2,338	2,338
Total current assets	221,887	70,231
Property and equipment, net	26,358	19,408
Operating lease right-of-use assets	664	748
Other assets	47	2,316
Total assets	$248,956	$92,703
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,028	$3,981
Accrued liabilities	7,295	4,445
Operating lease liabilities, current	434	431
Total current liabilities	17,757	8,857
Convertible notes payable	—	24,694
Operating lease liabilities, net of current portion	287	380
Total liabilities	18,044	33,931
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock $0.001 par value; 0 and 103,355,827 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 and 23,978,747 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 as of March 31, 2021	—	121,080
Stockholders’ equity (deficit):
Preferred stock $0.001 par value; 10,000,000 and 0 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 38,550,148 and 2,712,694 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	39	3
Additional paid-in capital	307,903	1,403
Accumulated deficit	(77,030)	(63,714)
Total stockholders’ equity (deficit)	230,912	(62,308)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$248,956	$92,703

(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$4,516	$—
Cost of products sold	5,368	—
Gross loss	(852)	—
Operating expenses:
Research and development	6,283	2,741
Selling, general and administrative	6,099	628
Total operating expenses	12,382	3,369
Loss from operations	(13,234)	(3,369)
Other income (expense), net:
Grant income	202	1,642
Interest expense	(3)	—
Remeasurement of derivative liabilities and convertible notes	(281)	—
Total other income (expense), net	(82)	1,642
Net loss	$(13,316)	$(1,727)
Net loss per share of common stock, basic and diluted	$(0.58)	$(0.76)
Weighted-average number of shares used in net loss per share of common stock, basic and diluted	22,892,932	2,258,236

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	3	1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred shares into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	-	121,080
Conversion of convertible notes into common stock	-	-	1,470,947	2	24,980	-	24,982
Issuance of common stock upon IPO, net of issuance costs	-	-	10,350,000	10	159,889	-	159,899
Issuance of common stock upon exercise of stock options	-	-	37,760	-	48	-	48
Stock-based compensation	-	-	0	-	527	-	527
Net loss	-	-	-	-	-	(13,316)	(13,316)
Balance as of March 31, 2021	-	$-	38,550,148	$39	$307,903	$(77,030)	$230,912

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	6,712,085	$30,960	2,257,740	$2	$699	$(26,366)	$(25,665)
Issuance of Series B redeemable convertible preferred stock, net of issuance cost	3,754,084	17,466	-	-	-	-	-
Stock-based compensation	-	-	-	-	58	-	58
Net loss	-	-	-	-	-	(1,727)	(1,727)
Balance as of March 31, 2020	10,466,169	$48,426	2,257,740	$2	$757	$(28,093)	$(27,334)

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,316)	$(1,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	527	58
Depreciation and amortization	206	71
Remeasurement of derivative liabilities and convertible notes payable	281	—
Noncash interest expense	3	—
Noncash lease expense	84	74
Changes in assets and liabilities:
Inventory	(12,604)	—
Accounts receivable	(238)	—
Grant income receivable	(19)	(21)
Prepaid expenses	(5,406)	13
Other assets	481	—
Accounts payable	5,170	(92)
Accrued liabilities	1,953	(69)
Operating lease liabilities	(90)	(62)
Net cash used in operating activities	(22,968)	(1,755)
Cash flows from investing activities:
Acquisition of property and equipment	(5,553)	—
Net cash used in investing activities	(5,553)	—
Cash flows from financing activities:
Proceeds from issuance of common stock on IPO, net of issuance costs	160,092	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	17,466
Proceeds from exercise of stock options	30	—
Net cash provided by financing activities	160,122	17,466
Net increase in cash and restricted cash equivalents	131,601	15,711
Cash and restricted cash equivalents, beginning of period	60,550	4,100
Cash and restricted cash equivalents, end of period	192,151	19,811
Reconciliation to amounts on the balance sheets:
Cash	$189,813	$19,811
Restricted cash equivalents	2,338	—
Total cash and restricted cash equivalents	$192,151	$19,811
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable	$1,603	$—
Vesting of early exercise options	$18	$—
Unpaid issuance costs from IPO	$193
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$24,982	$—
Conversion of convertible redeemable preferred shares into common stock on IPO	$121,080	$—

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

On November 17, 2020, the Company received an Emergency Use Authorization (“EUA”) from the Food and Drug Administration (“FDA”) for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the point-of-care (“POC”), with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. People who are suspected of COVID-19 are those who are either symptomatic or are thought to have been exposed to COVID-19.  On April 9, 2021, the Company received its first FDA EUA authorization for over-the-counter (“OTC”) non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection).

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

Initial Public Offering

On February 9, 2021, the Company closed its IPO of 10,350,000 shares of its common stock, including 1,350,000 shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to the Company from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million. In connection with the IPO, all shares of redeemable convertible preferred stock and outstanding convertible notes converted into 25,449,694 shares of common stock.

Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of March 31, 2021, the Company had cash of $189.8 million and had an accumulated deficit of $77.0 million. The Company believes that cash as of March 31, 2021 will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying financial statements.

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

Other Risk and Uncertainties

While the Company generated $4.5 million of revenues from the sale of its test kits, there still remains uncertainty of future revenue from sales of its test kits. The Company is devoting most of its efforts to the sales and marketing and research and development of its test kits. The Company is subject to a number of product risks, including the receipt of regulatory approvals for additional indications of the COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for the COVID-19 test kit and rate of adoption of the COVID-19 test kit. The commercial success of the COVID-19 test kit will initially be dependent upon physicians, and healthcare providers accepting and adopting our test kit. The Company is also subject to risks related to compliance with government regulations, protection of proprietary technology, dependence on third-parties, product liability, and dependence on key individuals.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information and pursuant to the instructions of the SEC on Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of operations and cash flows for the periods presented have been included.

The accompanying balance sheet as of March 31, 2021, the statements of operations for the three months ended March 31, 2021 and 2020, the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations and cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

The Company’s grant income receivable balance at each respective balance sheet dates results from grant agreements with the U.S. government.

As of March 31, 2021, accounts receivable balance was $0.5 million. Two customers accounted for 53% and 24% of accounts receivable balance. A single customer accounted for 51% of the Company’s revenue during the three months ended March 31, 2021.

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

The Company’s derivative liabilities and convertible notes are measured at fair value on a recurring basis and are classified as Level 3 liabilities until conversion of the notes. The Company records subsequent adjustments to reflect the increase or decrease in estimated fair value at each reporting date on the statement of operations.

Cash, and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of March 31, 2021 and 2020, there were no cash equivalents.

As of March 31, 2021, the Company held a restricted cash balance of $2.3 million which was used to secure a letter of credit in relation to the Company’s contract manufacturer to secure certain purchases made on the Company’s behalf. The cash was deposited in a money market account with maturities of three months or less and thus considered a restricted cash equivalent.

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

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. Prior to obtaining the EUA authorization for its COVID-19 test kit on November 17, 2020, the Company charged $2.3 million of preapproval inventory to research and development expense. After receipt of the EUA in November 2020, the Company accounted for all production item purchases as inventory in accordance with its inventories policy below. Preapproval inventories previously recorded as research and development expense that are subsequently sold will have a zero cost of product. Subsequent to receipt of the EUA in November 2020, the Company utilized a portion of the preapproval inventory resulting in a remaining unused amount of $1.3 million as of December 31, 2020. During the three months ended March 31, 2021 the Company utilized a portion of the preapproval inventory write-offs for cost of sales of $1.0 million and for selling, general and administrative and research and development activities of $0.3 million.

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established. The Company did not record any write down adjustment during the three months ended March 31, 2021

The Company offers a standard product warranty that our products will perform as intended upon the date of original delivery for a reasonable period of time, which typically coincides with product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company will regularly review these estimates to assess the appropriateness of our recorded warranty liabilities and adjust the amounts as necessary. As of March 31, 2021 and December 31, 2020, the accrued liability for warranty returns was not significant.

Grant Income Receivable

Grant income receivable consists of billed and unbilled amounts earned from various government grants for costs incurred prior to the period end under reimbursement contracts. The amounts are billed to the respective government agencies. As collection is deemed probable, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are recorded as operating expense in the Company’s statements of operations. Of the amounts presented on the balance sheets as grant income receivable, $0.2 million and $0.2 million were unbilled as of March 31, 2021 and December 31, 2020, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the balance sheets. The Company did not have any finance leases as of March 31, 2021 and December 31, 2020.

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

If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. No impairment of long-lived assets was recorded during the three months ended March 31, 2021 and 2020.

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

In connection with the IPO on February 9, 2021, all outstanding shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the IPO, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. There was $0.0 and $2.2 million of deferred offering costs related to the Company’s IPO recorded as other assets on the Company’s balance sheet as of March 31, 2021 and December 31, 2020, respectively. The Company recorded additional offering costs between December 31, 2020 and February 9, 2021 and recorded $3.7 million as an offset to the IPO proceeds as additional paid in capital on the closing date.

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

All of the Company’s revenue has been derived from sales of its test kits. During the first quarter 2021 the Company marketed its test products to physicians and licensed healthcare providers in the United States. On April 9, 2021, the Company received its first FDA EUA authorization for OTC non-prescription use and expanded its marketing to businesses and consumers.

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

In July 2018, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), a division within the U.S. Department of Health and Human Services (“HHS”), for an award of up to $10 million to demonstrate the feasibility of a novel in-home, disposable, point-of-care rapid diagnostic assay for the detection of Influenza A and B for work performed through July 2020. In September 2019, the Company amended its agreement with BARDA to increase the award to $21.5 million and extend the reporting period through July 2022. The Company recognized grant income from BARDA of $0.0 and $1.6 million during the three months ended March 31, 2021 and 2020, respectively.

The Company recognized grant income from other governmental agencies of $0.2 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively.

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

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were $0.4 million and $0.0 for the three months ended March 31, 2021 and 2020, and are included in selling, general and administrative expenses in the accompanying statements of operations.

Stock-Based Compensation

The Company’s stock-based awards consist of stock options, restricted stock awards, and employee stock purchase plan issued to grantees. The Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur.

In January 2021, the Company’s Board of Directors (the “Board”) adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The stockholders approved the 2021 Plan in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. No further grants will be made under the 2014 Equity Incentive Plan.

In February 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the "ESPP"). The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is generally six months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount. The ESPP also includes a six month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering.

The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each restricted stock award is determined based on the number of shares granted and the value of the Company’s common stock on the date of grant.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option. Prior to the Company’s initial public offering, the Company was a private company and lacked company-specific historical and implied fair value information. Therefore, the Board considered numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards were approved. The factors considered include, but are not limited to (i) the results of contemporaneous independent third-party valuations of the Company’s common stock and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (ii) the lack of marketability of the Company’s common stock; (iii) actual operating and financial results;(iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions, and (vi) precedent transactions involving the Company’s shares.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, and options outstanding under the Company’s stock option plan. For the three months ended March 31, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Three Months Ended March 31,
	2021	2020
Numerator
Net loss attributable to common stockholders basic and diluted	$(13,316)	$(1,727)
Denominator
Weighted-average number of common shares outstanding, basic and diluted	22,892,932	2,258,236
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.76)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock	—	10,466,169
Options to purchase common stock	5,261,174	2,158,524
Unvested restricted stock	264,345	—

Segment Reporting

The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker. The Company’s Chief Executive Officer reviews financial information presented on an aggregate basis for the purposes of assessing the performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single operating and reportable segment, which is the business of designing, manufacturing and selling of disposable test kits. All revenue generated during the three months ended March 31, 2021 were to customers located in the United States.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance removes specific exceptions to the general principles in Topic 740, improves application of income tax-related guidance and reduces complexity related to the accounting for income taxes. The standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within that year. Early adoption is permitted. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes the interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period. Entities will apply the guidance prospectively, except for certain amendments. The Company early adopted ASU 2019-12 effective January 1, 2021. The adoption of this standard did not have a material impact on the Company’s financial statements and related disclosures.

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

Note 3. Fair Value Measurements

The Company’s restricted cash equivalent is measured at fair value on recurring basis as of March 31, 2021 and is classified as Level 1 input. The restricted cash equivalent is a money market account that the Company opened in August 2020. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of
	March 31, 2021
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
Total	2,338	—	—

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
	2,338	—	—
Liabilities
Convertible notes payable			$24,694
Total	—	—	24,694

The Company did not have any financial instruments measured at fair value on a recurring basis as of March 31, 2021.

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below.

March 31, 2021
Fair value at beginning of the period	$24,694
Initial fair value of instruments issued	—
Change in fair value of instruments and accrued interest, net	288
Extinguishment of instruments held at fair value	(24,982)
Fair value at end of the period	$-

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

The convertible notes were measured at fair value one last time upon extinguishment on February 9, 2021 in connection with the Company’s IPO.

Note 4. Other Financial Information

Property and Equipment, Net

	March 31,	December 31,
	2021	2020
Construction in progress	$18,509	$15,308
Machinery and equipment	8,062	4,679
Website development costs	557	—
Furniture and fixtures	88	88
Leasehold improvements	507	501
Total, at cost	27,723	20,576
Accumulated depreciation and amortization	(1,365)	(1,168)
Property and equipment, net	$26,358	$19,408

Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was approximately $0.2 million and $0.1 million, respectively. Construction in progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation. Construction in progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use. The manufacturing site is expected to be placed in service in the second quarter of 2021.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2021	December 31, 2020
Professional fees	$1,128	$1,577
Accrued manufacturing and inventory purchases	3,821	1,165
Taxes	763	204
Payroll liabilities	1,037	604
Early exercise liability	246	263
Accrued deferred offering costs	—	487
Other	300	145
Total	$7,295	$4,445

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

As partial consideration of the rights granted to the Company under the Eiken Agreement, the Company made an upfront payment to Eiken of $24. The Company is also required to make an additional payment by July 2021 for $24 (based on the December 31, 2020 conversion ratio of 103.56 yen to one U.S. dollar). The Company recorded the upfront payment and second payment as research and development expense on the statement of operations for the year ended December 31, 2020. In addition, the Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a cost of goods sold. Royalty expense for the three months ended March 31, 2021 and 2020 were $0.1 million and $0.0 million, respectively.

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

Manufacturing Services Agreement with Jabil

On September 10, 2020, the Company entered into a manufacturing services agreement (“Jabil MSA”) with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with the Company’s specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without the Company’s prior written consent. The Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast. As of March 31, 2021, the Company has an outstanding non-cancellable purchase commitment of $14.1 million related to the Jabil MSA.

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

Other Commitments

As of March 31, 2021, the Company has additional outstanding non-cancellable purchase commitments for $22.3 million for raw material purchases and fixed assets related to expanding the Company’s manufacturing capacity.

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

Note 6. Leases

The Company has operating leases for corporate offices, operations and research and development facilities. These leases have remaining lease terms of 1 to 3 years. The lease of operations and research and development facilities includes costs for utilities and common area maintenance which are not included in the calculation of lease payments.

Leases with an initial term of 12 months or less are not recorded on the balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s balance sheets as of March 31, 2021 and December 31, 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of March 31, 2021, are as follows:

Operating
Leases
Year ending December 31:
2021 (April 2021 onwards)	$343
2022	259
2023	193
2024	33
2025	—
Total	828
Less: imputed interest	(107)
Present value of lease liabilities	721
Less: current portion	(434)
Lease liabilities, net of current portion	$287

The Company made payments of $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively, which are included as cash flow from operating activities on the statements of cash flows.

Additional information related to the Company’s leases was as follows for the three months ended March 31:

	2021	2020
Operating lease cost	$109	$109
Short-term lease cost	$315	$95
Weighted-average remaining lease term (years)	2.17	3.00
Weighted-average discount rate	13.13%	13.14%

Note 7. Convertible Notes Payable

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

2020B Notes

The Company issued and sold convertible promissory notes (the “2020B Notes” and together with the “2020A Notes”, the “2020 Notes”) in December 2020, with several lenders, including current investors. The lenders provided an aggregate amount of $20.0 million in cash consideration to the Company. The 2020B Notes accrue simple interest at 0.15% per annum and this interest is due and payable upon the request of the holders of a majority of the then outstanding principal amount of the 2020B Notes on or after December 11, 2022.

The outstanding principal and unpaid accrued interest of each Note is convertible upon occurrence of one of the following events: Maturity or Change in Control. In the event of an equity financing including an IPO with proceeds of not less than $10.0 million (“2020B Qualified Financing”), 2020B notes automatically convert into equity securities sold in the 2020B Qualified Financing at 80% of the price paid for securities sold in the 2020B Qualified Financing. In the event of an equity financing or IPO of less than $10.0 million, the majority holders of the 2020B Notes have the option to treat the offering as a 2020B Qualified Financing at 80% of the price paid for securities sold in the round (“2020B Non-Qualified Financing”). In the case of maturity, all unpaid interest and principal shall be due and payable on the maturity date. If the notes remain outstanding on the maturity date, then the outstanding principal balance and any unpaid accrued interest is automatically converted in Series C Preferred stock based on the Series C original issue price of $5.3905. In addition, if the Company consummates a change of control as defined in Note 8, the holders of the 2020B Notes will receive shares of the Company’s common stock at 70% of the price paid for shares of common stock.

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

The Company recorded a change in the fair value of the 2020B Notes of $0.3 million recognized as remeasurement of derivative liabilities and convertible notes in other income (expense), net in the statement of operations during the three months ended March 31, 2021.

Conversion of Convertible Notes Payable

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

In August 2020, the Company entered into an agreement with new and existing preferred stockholders, to issue 13,512,578 shares of Series C for $69.8 million in proceeds from the sale of Series C and the conversion of convertible notes and related accrued interest in the amount into 2,593,110 shares of Series C.

On February 9, 2021 in connection with the closing of the IPO, all shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

On February 9, 2021, the Company amended and restated its certificate of incorporation to authorize two classes of stock, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 210,000,000 shares. 200,000,000 shares of which shall be Common Stock, having a par value per share of $0.001. 10,000,000 shares of which shall be Preferred Stock, having a par value per share of $0.001.

The Company has not issued any preferred stock since the closing of the IPO through the three months ended March 31, 2021.

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

As of March 31, 2021, the Board had not declared any dividends.

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

On February 9, 2021, the Company closed its IPO of 10,350,000 shares of its common stock, including 1,350,000 shares of common stock issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to the Company from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million. In addition, the Company’s outstanding 2020B convertible notes converted into 1,470,947 shares of common stock.

Common stockholders are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had common shares reserved for future issuance upon the exercise or conversion of the following:

	March 31, 2021	December 31, 2020
Redeemable convertible preferred stock	—	23,978,747
Common stock option grants issued and outstanding under 2014 Plan	4,549,940	4,587,700
Common shares issuable on conversion of convertible notes payable	—	1,470,947
Common stock reserved for issuance under 2021 Plan (which superseded the 2014 Plan)	4,334,042	206,012
Common stock option grants issued and outstanding under 2021 Plan	601,613	—
Restricted common stock units issued and outstanding	264,345	—
Common stock reserved for issuance under ESPP	750,000	—
Total common shares reserved for future issuance	10,499,940	30,243,406

Note 9. Equity Incentive Plan

In 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees, directors, consultants and advisors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price. Awards granted under the 2014 Plan have a term of 10 years and generally vest over a four-year period with straight-line vesting and a 25% one-year cliff. As of December 31, 2020, a total of 5,512,742 shares of the Company’s common stock were reserved for issuance under the 2014 Plan, of which 206,012 were available for grant

In January 2021, the Board adopted the 2021 Plan. The stockholders approved the 2021 Plan in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. Under the 2021 Plan, the

Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 5,200,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2031, by an amount equal to 5% of the outstanding number of shares of common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Board. No further grants will be made under the 2014 Equity Incentive Plan.

Restricted Stock Units

Restricted stock units (“RSUs”) are generally subject to a 4 year vesting period, with 25% of the shares vesting approximately one year from the vesting commencement date and quarterly thereafter over the remaining vesting term.

The Company had the following activity for RSUs for the three months ended March 31, 2021:

	Underlying Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance as of December 31, 2020	—	—	—
Granted	264,345	$12.79	$3,380,272
Vested	—	—	—
Canceled or forfeited	—	—	—
Balance as of March 31, 2021	264,345	$12.79	$3,380,272

Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Balance as of December 31, 2020	4,587,700	$1.51	9.2	$3,152
Granted	634,093	17.00	—	—
Exercised	(37,760)	0.82	—	596
Cancelled	(32,480)	17.00		—
Balance as of March 31, 2021	5,151,553	$3.32	9.1	$48,122
Options vested and expected to vest as of March 31, 2021	5,151,553	3.32	9.1	48,122
Options vested and exercisable as of March 31, 2021	993,977	1.24	8.2	10,377

The aggregate intrinsic value of options exercised was $0.6 million for the three months ended March 31, 2021. No options were exercised during the three months ended March 31, 2020.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for three months ended:

	March 31, 2021	March 31, 2020
Estimated fair value of common stock	$17.00	$-
Expected term (in years)	5.94	—
Risk-free interest rate	0.6%	0.0%
Dividend yield	—	—
Volatility	46.9%	0.0%

Common stock fair value—Prior to the IPO the fair value of the Company’s common stock is determined by the Board with assistance from management. The Board determines the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

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

The weighted-average grant date fair value of the options granted as calculated using the Black-Scholes option-pricing model was $7.52 per share for the three months ended March 31, 2021. No options were granted during the three months ended March 31, 2020.

Total compensation cost for share-based payment arrangements recognized were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of products sold	$61	$-
Research and development	120	36
Selling, general and administrative	346	22
	$527	$58

Total compensation costs as of March 31, 2021 related to non-vested awards to be recognized in future periods was $6.7 million and is expected to be recognized over the weighted-average period of 1.51 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company's Board of Directors may specify offerings but generally provides for a duration of 6 months. The first purchase period began in February 2021 and will close in August 2021.

The purchase price will be specified pursuant to the offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company's common stock on either the offering date or on the purchase date. The ESPP also includes a six month look-back provision for the purchase price of the stock price on the purchase date is less than the stock price on the offering date.

In February 2021, the Company’s employees enrolled in the offering period to purchase a variable number of shares of its common stock under the ESPP at the purchase date. The shares were measured at grant date using with a weighted-average fair value of $5.34 per share. During the three months ended March 31, 2021, the Company recorded $0.1 million of stock-based compensation related to its ESPP.  There was $0.1 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.39 years.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for three months ended:

	March 31, 2021	March 31, 2020
Estimated fair value of common stock	$17.00	$-
Expected term (in years)	0.5	—
Risk-free interest rate	0.1%	0.0%
Dividend yield	—	—
Volatility	56.4%	0.0%

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three months ended March 31, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

Note 11. Retirement Plan

In December 2017, the Company adopted the Lucira Health, Inc. 401(k) Plan which allows eligible employees after one month of service to contribute pre-tax and Roth contributions to the plan, as allowed by law. The Company currently does not match employee contributions.

Note 12. Related Parties

The Company issued Convertible Notes to related parties for a total of $11.5 million during the year ended December 31, 2020, and carried the same terms as those disclosed in Note 7. The Convertible Notes interest expense was not significant during the year ended December 31, 2020. The Company held $8.7 million in 2020B Notes to related parties as of December 31, 2020. In connection with the IPO on February 9, 2021, all outstanding convertible notes were converted into shares of common stock.

The Company incurred less than $0.1 million in consulting expenses with individuals related to an executive officer of the Company during the three months ended March 31, 2021, of which the entire amount remained payable to such party as of March 31, 2021. There were no related party consulting expenses incurred during the three months ended March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim condensed  financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 31, 2021 (2020 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2020 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this report, all references to "Lucira," the "company," "we," "our" and "us" refer to Lucira Health.

Overview

We are a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. We have developed a testing platform that produces centralized-laboratory-accurate molecular testing in a single-use and consumer-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. We designed our test kits to provide accurate, reliable and on-the-spot molecular test results anywhere and at any time. We believe the COVID-19, pandemic has shown the infectious disease testing infrastructure in the United States was not designed to accommodate the immediate demands of infectious disease control on a mass-population scale. The testing options today are too expensive, inaccurate, or are inaccessible due to slow time to results or complexity. Mass-population infectious disease testing requires a testing platform that can provide accurate and clinically relevant results on-the-spot, be affordably mass produced, portable and easy-to-use anywhere. Our LUCIRA COVID-19 All-In-One Test Kit used in the point-of-care, or POC, and prescription at-home settings and our LUCIRA CHECK IT COVID-19 Test Kit used over-the-counter, or OTC, utilize identical components and are referred to as test kit or COVID-19 test kit.  Our test kit is designed to provide a clinically relevant COVID-19 result within 30 minutes from sample collection. We believe, at scale, it will be an affordable, mass-population testing solution. Our initial focus is within respiratory diseases, starting with COVID-19 and influenza A and B virus indications.

Our first clinical trial was conducted among symptomatic individuals and demonstrated the molecular accuracy of our COVID-19 test kit as comparable to the known high sensitivity Hologic Panther Fusion SARS-CoV-2 assay, or Hologic Panther Fusion, was initiated in September 2020 and supported our first Emergency Use Authorization, or EUA. The Hologic Panther Fusion is a high sensitivity molecular assay due to its low Limit of Detection, or LoD, as labeled in its U.S. Food and Drug Administration , or FDA, emergency use authorization, or EUA. In this clinical trial, we collected samples from 101 subjects, tested the samples head-to-head against the Hologic Panther Fusion and achieved 94.1% positive percent agreement (96.0% with discrepant testing) and 98.0% negative percent agreement. Our strong clinical performance was enabled by our LoD of 900 copies per mL of viral transfer media equivalent, or cps / mL VTM equivalent, which allows our COVID-19 test kit to detect viral genetic material in orders of magnitude better than antigen tests. In addition, our COVID-19 test kit is easy-to-use. Specifically, 100% of patients successfully performed self-testing at home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 users at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back. On November 17, 2020, we received an EUA, from the FDA for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC, with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC.  Our test kit was the first FDA-authorized, under an EUA, COVID-19 test that allows patients to test themselves and receive results at home.  Our prescription at-home use indication does not require healthcare provider telehealth or video observation.

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

We submitted EUA applications to the FDA for the expansion of our current EUA to include asymptomatic individuals and OTC use in February 2021. On April 9, 2021, we received our first FDA EUA authorization for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection).  Our COVID-19 test kit is the first single-use molecular test that provides polymerase chain reaction, or PCR, quality molecular accuracy to receive FDA EUA authorization.  Our application to the FDA to expand our prescription at-home POC EUA to include asymptomatic individuals is pending authorization as of the date of this filing. On April 26, 2021, we received authorization with conditions from Health Canada for our LUCIRA CHECK IT test kit. To facilitate public health reporting for OTC users, we have developed a text based secure web portal to provide verified test results back to a user’s phone, as well as transmit results to relevant public health authorities.

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

Since inception through March 31, 2021, we have generated $4.8 million of revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock purchases. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

We have historically incurred substantial net losses as we continue to develop and begin commercializing our COVID-19 test kit and we expect to incur additional losses and increased expenses in future periods. As of March 31, 2021, we had an accumulated deficit of $77.0 million.

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

In 2020, we entered into license and manufacturing and services agreements. For a more detailed description of our license and manufacturing and services agreements, see Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Operations

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

As of March 31, 2021, we had 71 full-time employees and 53 contractors. Our employees are primarily located in Emeryville, California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

We evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Policies and Significant Management Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for those accounting subjects discussed in Note 2 to the unaudited condensed financial statements titled Recently Adopted Accounting Standards included in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented.

	Three Months Ended March 31,
	2021	2020	Change
	(In thousands)
Net sales	$4,516	$—	$4,516	100%
Cost of products sold	5,368	—	5,368	100
Gross loss	(852)	—
Operating expenses:
Research and development	6,283	2,741	3,542	129
Selling, general and administrative	6,099	628	5,471	871
Total operating expenses	12,382	3,369
Loss from operations	(13,234)	(3,369)
Other income (expense), net:
Grant income	202	1,642	(1,440)	(88)
Interest expense	(3)	—	(3)	100
Remeasurement of derivative liabilities and convertible notes	(281)	—	(281)	100
Total other income (expense), net	(82)	1,642
Net loss	$(13,316)	$(1,727)

Net Sales, Cost of Products Sold and Gross Loss

We began to generate sales during December 2020 after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. The increase in revenues is due to increased volume in units sold whereas we did not conduct revenue generating activities during the same period in 2020. We currently derive all of our revenue from the sales of our test kits in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. We anticipate that we will experience fluctuations in customer and user demand based on seasonality, which for COVID-19 remains unknown. As a result, our revenue may fluctuate from quarter to quarter due to seasonality. Our revenue may also fluctuate from quarter-to-quarter due to a variety of factors, including the availability of reimbursement, the size and success of our sales force and the number of hospitals and physicians who are aware of and use our tests.

Much like our revenues, we began to generate cost of products sold in December 2020 after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit whereas we did not conduct revenue generating activities during the same period in 2020. Costs of products sold include cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense. For the three months ended March 31, 2021, we sold inventory amounting to approximately $1.0 million that was previously written off prior to the receipt of EUA.

We expect that our costs of revenues and cost of products sold will increase on an absolute basis as the number of COVID-19 test kits we sell increases. We expect that the cost per test kit will decrease over time due to anticipated volume discounts on outsourced manufacturing costs, materials and shipping costs, and through other volume efficiencies we may gain as the number of test kits manufactured increases. We expect our costs of revenue to fluctuate from quarter to quarter.

Research and Development

Research and development expenses increased $3.5 million, or 129%, in the three months ended March 31, 2021 compared to the same period in 2020. This increase was primarily due to increased expenses related to our development and clinical activities to support new products, expand our current prescription-at-home EUA to include asymptomatic individuals and EUA for OTC use with respect to our COVID-19 test kit and support manufacturing activities. We supported research and development activities such as test kit development and testing, clinical trials and pre-commercial manufacturing related to our COVID-19 test kit through increased personnel-related expenses of $0.4 million, third-party professional services of $2.0 million, and supplies and materials of $1.1 million.

Selling, General and Administrative

Selling, general and administrative expenses increased $5.5 million, or 871%, in the three months ended March 31, 2021 compared to the same period in 2020. This increase was primarily due to an increase in headcount and personnel-related expenses of key, executive-level employees of $1.9 million and professional expenses of $2.6 million to support our commercial activities, research and development efforts, and IPO and public company insurance of $0.9 million.

Grant Income

Grant income decreased $1.4 million, or 88%, in the three months ended March 31, 2021 compared to the same period in 2020. This decrease was primarily due to the stoppage of BARDA billing in June 2020 as we shifted our near-term business strategy from the development of influenza test kits to respond to the COVID-19 pandemic.

Remeasurement of Derivative Liabilities and Convertible Notes

The change in remeasurement of derivative liabilities and convertible notes increased $0.3 million during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to change in fair value upon conversion of the 2020B Notes to common stock.

Liquidity and Capital Resources

Based on our current planned operations, we expect that our existing cash, including net proceeds from our IPO, will enable us to fund our business operations for at least 12 months from the date hereof. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2021 and 2020, we incurred a net loss of $13.3 million and $1.7 million, respectively. We expect to incur additional losses and increased operating expenses in future periods. As of March 31, 2021, we had an accumulated deficit of $77.0 million. To date, we have generated only limited grant income and product revenue, and we may never achieve revenue sufficient to offset our expenses or at all.

Prior to our IPO, our primary sources of capital were from the sales and issuances of convertible notes, shares of preferred stock, grant income, and to a lesser extent, option exercises.

In December 2020, we issued and sold 2020B Notes in the aggregate principal amount of $20.0 million in a private placement, which, in addition to the accrued interest thereon, automatically converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million. As of March 31, 2021, we had $189.8 million in cash.

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

In January 2015, we entered into a lease for office, research and development space located in Emeryville, California that expires in March 2022. Pursuant to the same lease agreement, we leased additional square feet of office and development space in Emeryville, California that expires in January 2024. For the 12-month period ending March 31, 2022, we project that our fixed commitments will include $0.5 million of lease payments.

Pursuant to the patent license agreement, or the Eiken Agreement, with Eiken Chemical Co., Ltd., or Eiken, that we entered into in July 2020, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as royalty payments. The future payments under this agreement are contingent upon future events, such as our achievement of specified milestones and product sales. We are currently unable to estimate the timing or likelihood of achieving these milestones or generating future test kit sales, see Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of March 31, 2021, we had non-cancellable purchase commitments of $36.4 million, consisting primarily of $22.3 million of raw material purchase commitments and fixed assets related to expanding our manufacturing capacity, and $14.1 million pursuant to the manufacturing services agreement, or Jabil MSA, with Jabil Inc., or Jabil , and technical services agreement with Jabil, or Jabil TSA, through January 31, 2021. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.

We expect that our near and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business. Based on our current planned operations, we expect that our existing cash will enable us to fund our operating expenses for at least 12 months from the date of this filing. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we would use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(22,968)	$(1,755)
Investing activities	(5,553)	—
Financing activities	160,122	17,466
Increase in cash and restricted cash equivalents	131,601	15,711

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $23.0 million, consisting primarily of our net loss of $13.3 million and changes in our net operating assets and liabilities of $10.8 million, partially offset by adjustments for non-cash charges of $1.1 million. The non-cash charges were primarily driven by $0.5 million in share-based compensation expense, the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes and to a lesser extent by $0.2 million in  depreciation and amortization and noncash lease expense. The net cash used by changes in our operating assets and liabilities were primarily driven by $12.6 million of inventory purchases, $5.4 million of prepaid expenses, partially offset by $7.1 million increases in accounts payable and accrued liabilities. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Net cash used in operating activities for the three months ended March 31, 2020 was $1.8 million, consisting primarily of our net loss of $1.7 million and changes in our net operating assets and liabilities of $0.2 million, partially offset by adjustments for non-cash charges of $0.2 million. Our non-cash charges resulted primarily from stock-based compensation, depreciation and reductions in our right-of-use assets. Net cash used by changes in our operating assets and liabilities of $0.2 million resulted largely from a decrease of $0.1 million in in accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and 2020 was $5.6 million and $0.0 respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our COVID-19 test kit.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $160.1 million, consisting primarily of $160.1 million in proceeds from the issuance and sale of shares of our common stock as part of our IPO on February 9, 2021.

Net cash provided by financing activities during the three months ended March 31, 2020 was $17.5 million, consisting primarily of $17.5 million in net proceeds from the issuance redeemable convertible preferred stock.

Recently Issued and Adopted Accounting Standards

See Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no material claims, actions or proceedings pending against us or our assets, the ultimate disposition of which we believe could have an adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

You should carefully consider the following risk factors, together with all other information in this report, including our condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Summary of Risk Factors

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

•

We recently received EUAs from the Food and Drug Administration, or FDA, for our COVID-19 test kit. If the FDA revokes or terminates our EUA applications after issuance, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

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

•

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in an influenza test kit or in a combination COVID-19 and influenza test kit and may not be sufficient to support FDA approval.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to Our Business and Strategy

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses since our inception. For the three months ended March 31, 2021 and 2020, we incurred a net loss of $13.3 million and $1.7 million, respectively. We expect to incur additional losses and increased operating expenses in future periods. As of March 31, 2021, we had an accumulated deficit of $77.0 million. To date, we have financed our operations principally from issuance and sale of our common stock through our recent initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

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

•	the possibility that the FDA or similar foreign agency revokes our existing EUAs or similar foreign authorization for our COVID-19 test kit;
•	our ability to scale manufacturing to quantities sufficient to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of operating expenses, particularly manufacturing expenses, related to the expansion of our business, operations and infrastructure;
•	unanticipated delays in test kit development or test kit launches;
•	positive or negative media coverage, or public, user, healthcare provider and/or physician perception, of our COVID-19 test kit or competing products;
•	lack or perceived lack of sufficient clinical evidence supporting the accuracy or cost-effectiveness of our COVID-19 test kit over existing products;
•	the failure of physicians to prescribe our COVID-19 test kit;
•	the failure of third-party payors to cover or adequately reimburse our COVID-19 test kit for prescription at-home and non-laboratory use;
•	our ability to meet customer and user demand for our COVID-19 test kit;
•	our ability to achieve or maintain a consumer-appropriate retail price;
•	our ability to obtain, maintain and enforce our intellectual property rights; and
•	general economic and political conditions.

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

We recently received EUAs from the FDA for our COVID-19 test kit. If the FDA revokes or terminates our EUA applications after issuance, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.*

Under the Federal Food, Drug, and Cosmetic Act, or the FDCA, the FDA has authority to allow certain unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. In issuing an EUA, the FDA will consider the totality of scientific evidence available to the FDA regarding safety, efficacy and known and potential risks of such products and availability of alternatives to the emergency use products, among others. EUAs issued by the FDA specify the scope of authorization and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. Once granted, an EUA is effective until the declaration that circumstances justifying the authorization of the emergency use is terminated or the EUA is revoked, after which the product must be approved by the FDA under a traditional pathway in order to remain on the market or to continue commercialization of the product.

On November 17, 2020, we received an EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. We are working towards expanding this indication and submitted an amended EUA application to include detection of nucleic acid from SARS-CoV-2 in asymptomatic people in February 2021.On April 9, 2021, we received an EUA from the FDA for our COVID-19 test kit for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection). The FDA may require additional data, including additional validation data and clinical performance data, and may not ultimately issue an authorization to expand our POC indication. Changes in FDA policies, guidance, and requirements for EUA application submission may delay FDA authorization of additional indications for our COVID-19 test kit. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, the FDA’s review of an amended or additional EUA application may be significantly delayed. The FDA may not grant an EUA for additional indications of our COVID-19 test kit on a timely basis or at all, which could harm our future business prospects.

The distribution and advertising conditions set forth in our existing EUAs limit our market opportunities and restrict how we can commercialize our COVID-19 test kit. For example, according to our authorized EUAs, our COVID-19 test kit must comply with certain labeling requirements, including the label that our COVID-19 test kit has not been FDA cleared or approved but has been authorized by the FDA under an EUA and that our COVID-19 test kit has been authorized only for the detection of nucleic acid from SARS-CoV-2, and not for any other viruses or pathogens. In addition, if any additional EUAs are granted for our COVID-19 test kit, the distribution and advertising conditions set forth in the EUA may limit our market opportunities or restrict how we can commercialize our COVID-19 test kit. If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our COVID-19 test kit could be adversely impacted. In addition, the FDA may revoke our existing or any future EUA where it is determined that the COVID-19 public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates that our test kit is not as safe, effective or reliable as the data provided in the applicable EUA application. We cannot predict how long an EUA will remain effective and we may not receive advance notice from the FDA regarding revocation of our EUAs. The termination or revocation of our existing EUAs for our COVID-19 test kit would cause us to cease our commercialization efforts until and if we have obtained marketing authorization from the FDA through another regulatory pathway. In addition, changing policies and regulatory requirements could require us to obtain a 510(k) or other marketing authorization from the FDA for our COVID-19 test kit, which could limit, delay or prevent commercialization of our COVID-19 test kit and could adversely impact our business, financial condition and results of operations.

We are allocating substantially all of our resources to the development, manufacturing and commercialization of our COVID-19 test kit for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

We are committing substantially all of our financial and personnel resources to the development, manufacturing and commercialization of our COVID-19 test kit. For example, on September 10, 2020, we entered into the Jabil MSA to support the commercial manufacturing of our COVID-19 test kit and on November 17, 2020, we received our first EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate or stabilize, which would limit or eliminate demand for our COVID-19 test kit. We may not be able to successfully commence or recommence the development, manufacturing and commercialization of our influenza test kit that remains under development.

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not attain or maintain market acceptance or be successfully commercialized in the United States, which could negatively impact our business.*

Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, is highly dependent on the successful and timely regulatory approval from the FDA and commercialization of our COVID-19 test kit. The regulatory and commercial success of our COVID-19 test kit will depend on a number of factors, some of which are outside our control, including the following:

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
•

the ability of our COVID-19 test kit to accurately detect different strains of SARS-CoV-2, created by genetic mutation or otherwise, such as the five notable SARS-CoV-2 variants in the U.K., South Africa, Brazil and two California and the spike double mutant detected in India and California;

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

The CDC has highlighted the emergence of five notable SARS-CoV-2 variants in the U.K., South Africa, Brazil and Southern California: B.1.1.7 variant (also known as 20B/501Y.V1 or Variant of Concern, 202012/01) first detected in the U.K., B.1351 variant (also known as 20C/501Y.V2) first detected in South Africa, P.1 first detected in Brazil and B.1.427/B.1.429 (also known as CAL.20C) first detected in California. Additionally, a novel double mutant strain (L452R, E484Q) has been detected in India and California. These variants have multiple mutations in the spike protein. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these four emerging variants are reactive to our COVID-19 test kit. As these particular viral strains are not yet available for testing, we have not been able to perform testing to confirm detection with these strains. We anticipate performing testing to confirm detection with these strains once they become commercially available.

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
•

the effectiveness of our marketing and sales efforts, including our ability to have a sufficient number of talented sales representatives to sell our test kits and the success of our direct-to-consumer marketing efforts;

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

If we are unable to expand our marketing infrastructure, we may fail to increase customer adoption of our test kits to meet our forecasts.*

We launched direct-to-consumer sales through our website after we received an EUA from the FDA for OTC use of our COVID-19 test kit in April 2021. Additionally, we announced that our COVID-19 test kit would be made available on Amazon.com in May 2021. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. We plan to derive a meaningful portion of our revenue from consumer purchases of our COVID-19 test kit. Our ability to expand direct-to-consumer sales and drive broad customer adoption of our test kits is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our test kits in a manner that complies with applicable laws and regulations.

A key element of our business strategy is the continued expansion of our marketing infrastructure and building brand awareness. As we increase our marketing efforts in connection with the expansion of our OTC COVID-19 test kit sales, we will need to further expand the reach of our marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-consumer business models, e-commerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our test kits.

If we are unable to expand our marketing capabilities, we may not be able to effectively attract customers. Relatedly, if any of our marketing platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.

Direct-to-consumer marketing and social media efforts may expose us to additional regulatory scrutiny, including from the Federal Trade Commission, or FTC, and other consumer protection agencies and regulators*.

In addition to the laws and regulations enforced by the FDA, advertising for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Our efforts to promote our prescription and OTC test kits via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for consumer-directed products and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues.

Under the Federal Trade Commission Act, or FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market services or products in the future, or criminal prosecution. We plan to increase our advertising activities that may be subject to these federal and state truth-in-advertising laws. Any actual or perceived non-compliance with those laws could lead to an investigation by the FTC or a comparable state agency, or could lead to allegations of misleading advertising by private plaintiffs. Any such action against us would disrupt our business operations, cause damage to our reputation, and result in a material adverse effect on our business.

We are an early-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the development and launch of our COVID-19 test kit and any future test kits, our financial results could be adversely affected.

We are an early-stage company and have a limited operating history. We began our operations in 2013 and we commercially launched our COVID-19 test kit in the first quarter of 2021 in the United States in accordance with our POC and prescription at-home indications. Our limited commercial operating history may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries. If we do not address these risks successfully, it could have a material adverse effect on our revenue, results of operations and business.

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

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive, and many of our competitors are larger, better established and have greater technical and marketing capabilities and financial and other resources than we have. In addition, we expect competition with respect to testing solutions for COVID-19 to continue to increase and our success will depend on widespread market acceptance of our COVID-19 test kit.*

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive and we face substantial competition based on factors such as product quality, underlying technology, analytical performance, accuracy, speed of results, convenience and ease of use, price, product enhancements, customer and user service and reputation. Industry competition is also based the following additional factors, among others:

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

In addition, numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our COVID-19 test kit. Many of those competitors are significantly larger, and have substantially greater financial, scientific, manufacturing and other resources, than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater functionality or at lower cost than ours. In July of 2020, BD announced FDA approval of its EUA application for the BD Veritor System for Rapid Detection of SARS-CoV-2. This test is a chromatographic immunoassay for the direct and qualitative detection of SARS-CoV-2 antigens in nasal swabs from patients with signs and symptoms who are suspected of COVID-19. In August 2020, Abbott announced FDA approval of its POC EUA application for BinaxNOW COVID-19 Ag Card, Abbott’s COVID-19 antigen test. In December 2020, the FDA updated the Abbott BinaxNOW COVID-19 Ag Card antigen test to include prescription at-home use among people suspected of COVID-19 by their healthcare provider within the first seven days of symptom onset; this test may only be performed when supervised by a telehealth proctor. In March 2021, the FDA issued an EUA to Quidel for its QuickVue COVID-19 antigen test to be used in the prescription at-home setting among people suspected of COVID-19 by their healthcare provider within the first six days of symptom onset.  The FDA also granted an EUA to the Ellume COVID-19 Home Test, an OTC antigen test, Abbott’s BinaxNOW, an OTC antigen test, and to Cue for its molecular OTC COVID-19 test.

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

Even if our test kits receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, customers and others in the medical community. The commercial success of our test kits will depend significantly on sufficient coverage and reimbursement by third-party payors, the broad adoption and use of our test kits by physicians and, for OTC use, ultimate users, for authorized or approved indications. We are aware that other companies are seeking to develop alternative diagnostic products for COVID-19 and influenza, any of which could impact the demand for our COVID-19 test kit and our influenza test kit, respectively.

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

•	any perceived burdens imposed on physicians or patients with respect to public health reporting obligations for certain infectious diseases such as COVID-19;
•	overcoming any biases physicians or patients may have toward the accuracy and ease of use of existing diagnostic test kits and successful marketing efforts;
•	the cost of our test kits in relation to alternative diagnostic products, and in the OTC setting, patient willingness to pay for our test kits;
•	proper training in the use of our test kits by physicians and healthcare providers;
•	patient satisfaction with the accuracy and ease of use of our test kits and overall user experience;
•	changes in pricing and promotional efforts by competitors;
•	coverage and reimbursement policies with respect to our test kits and products that compete with our test kits;
•	patient demand for POC and OTC diagnostic testing;
•	the revenue and profitability that our test kits may offer a physician as compared to alternative diagnostic tests;
•	the effectiveness of our sales, marketing and distribution efforts; and
•	adverse publicity about our test kits, competitive products, or the industry as a whole, or favorable publicity about competitive products.

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

Manufacturers of diagnostic tests have a history of price competition, and we may not be able to achieve satisfactory prices for our test kits. Our POC pricing is at a modest premium to other POC tests and we may not be able to achieve or maintain a consumer-appropriate retail price for OTC use. The pricing of our test kits could be impacted by several factors, including pressure to improve margins as a result of competitive or customer pricing pressure or a limit or decline in the amount that third-party payors reimburse our customers, which could make it difficult for customers to adopt our test kits. If we are forced to lower the price we may charge for our test kits, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, not purchase our tests in significant volumes or at all, especially in the OTC market, or otherwise in the absence of reimbursement, and our margins could erode. We may be subject to significant pricing pressure, which could harm our business and results of operations.

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

The introduction of our test kits into our customers’ existing workflows, and in the OTC context, our users’ homes, and ongoing customer and user support can be complex. Accordingly, we need trained technical and customer and user support personnel. Hiring technical and customer and user support personnel is very competitive in our industry due to the limited number of people available with the necessary scientific and technical backgrounds and ability to understand our platform at a technical level. To effectively support potential new customers and ultimately users, we will need to substantially develop a technical and customer and user support staff. If we are unable to attract, train or retain the number of qualified technical and customer and user support personnel that our business needs, our business and prospects will suffer.

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

We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in Michigan and began manufacturing activities in the Dominican Republic in the second quarter of 2021. Over time and as automation efforts improve, we and Jabil may relocate manufacturing to one more additional facilities, which may include additional facilities located outside of the United States. Should Jabil’s current or future manufacturing facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing would cease or be delayed and our COVID-19 test kit may be unavailable. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause us to be unable to meet customer demand, physicians and other users to discontinue using our COVID-19 test kits, or harm our reputation, and we may be unable to reestablish relationships with such customers and users in the future. Consequently, a catastrophic event or business interruption at Jabil’s current or future manufacturing facilities could harm our business, financial condition and results of operations.

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

We have incurred net losses since our inception. As of March 31, 2021, we had an accumulated deficit of $77.0 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to commercial our test kits, create relationships with customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

Risks Related to Government Regulation and Our Industry

We received two EUAs for our COVID-19 test kit and we submitted an amendment to our POC EUA. The FDA may not timely grant any additional or amended EUAs, if at all.  For our existing EUAs and any new or amended EUA, the FDA may revoke any EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, which would adversely impact our ability to market our test in the United States.*

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions when there are no adequate, approved and available alternatives. The speed at which companies and institutions are acting to create and test medical products for COVID-19 is unusually rapid, and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 test kit. Results from our continued development and planned clinical trials may raise new questions and require us to redesign proposed clinical trials with minimal lead time.

On November 17, 2020, we received an EUA from the FDA for our COVID-19 test kit for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. All prescribing healthcare providers will be required to report test results to relevant public health authorities in accordance with local, state, and federal requirements, using appropriate LOINC and SNOMED codes, as defined by the Laboratory In Vitro Diagnostics, or LIVD, Test Code Mapping for SARS-CoV-2 Tests provided by the CDC. On April 9, 2021, we received an EUA from the FDA for our COVID-19 test kit for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection).

Because the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, we cannot predict how long our EUAs will remain in place. Such revocation could materially adversely impact our business in a variety of ways, including if our COVID-19 test kit is not yet approved by the FDA under a traditional approval pathway and if we and Jabil have invested in the supply chain to provide our COVID-19 test kit under an EUA, and would require us to obtain a 510(k) or other marketing authorization from the FDA. If the FDA revokes our existing EUAs prior to us having received regulatory approval to commercialize our COVID-19 test kit through a traditional approval pathway, we would be required to cease our commercialization efforts, which would substantially and negatively impact our business.

Our business and sale of our test kits are subject to extensive regulatory requirements, including compliance with labelling, manufacturing and reporting controls. If our existing EUAs for our COVID-19 test kit are revoked or withdrawn, we will need to utilize other pathways to obtain marketing authorization. Our influenza test kit also will require marketing authorization from the FDA. If we fail or are unable to timely obtain the necessary EUA, 510(k) clearances, de-novo authorizations, or premarket approval, or PMA, approvals for new products or for the use of our test kits for additional indications, our ability to generate revenue could be materially harmed.

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

The manufacture, labeling, advertising, promotion, record-keeping, post-market surveillance and marketing of medical devices are subject to extensive regulation and review by the FDA, Health Canada and numerous other governmental authorities in the United States as well as foreign countries where we may sell our test kits. Even after we have obtained EUA authorization, 510(k) clearance or PMA approval to market a product, we have ongoing responsibilities under FDA and other regulations. The FDA and other national governmental authorities have broad enforcement powers. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement actions such as:

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

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition on the promotion of a medical device for an indication that has not been approved or cleared by the FDA, referred to as an off-label use. The FDA does not restrict or regulate a physician’s use of a medical device within the practice of medicine, and we cannot prevent a physician from using our test kits for an off-label use. If the FDA determines that our promotional materials constitute the unlawful promotion of an off-label use, it could subject us to regulatory or enforcement actions, including revocation of our existing EUAs, additional civil money penalties, criminal fines and penalties, and exclusion from participation in federal health programs, among others. For example, in connection with our existing EUAs, our COVID-19 test kit must comply with certain labeling requirements, including the label that our COVID-19 test kit has not been FDA cleared or approved but has been authorized by the FDA under an EUA and that our COVID-19 test kit has been authorized only for the detection of nucleic acid from SARS-CoV-2, and not for any other viruses or pathogens. Other federal, state or foreign governmental authorities might also take action if they consider our promotion or training materials to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities. In that event, our reputation could be damaged and the use of our test kits in the marketplace could be impaired.

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

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current and any future test kits and services, we may be open to competition, which may harm our business prospects. Further, if we encounter delays in our development efforts, the period of time during which we could market our current and any future test kits and services under patent protection would be reduced and, given the amount of time required for the development, testing and regulatory review of planned or future test kits, patents protecting our current and any future test kits might expire before or shortly after such test kits are commercialized. For information regarding the expiration dates of patents in our patent portfolio, see Part I, Item 1 “Business—Intellectual Property” in our 2020 Annual Report on Form 10-K. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing test kits similar or identical to ours.

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

We conduct most of our manufacturing activities through Jabil at its Michigan facilities and began manufacturing activities in the Dominican Republic in the second quarter of 2021. Although the Jabil MSA generally precludes Jabil from misusing our intellectual property and trade secrets, or using our designs to manufacture test kits for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our current and any future test kits or test kits similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Stock Option and Restricted Stock Unit Grants

From January 1, 2021 through February 8, 2021, we granted certain of our directors, executive officers, employees and consultants options to purchase an aggregate of 601,613 shares of common stock with a weighted-average exercise price of $17.00 per share. During this period, options to purchase an aggregate of 22,535 shares of common stock were exercised for aggregate consideration of approximately $0.02 million.

Use of Proceeds From Registered Securities

On February 9, 2021, we sold 10,350,000 shares of our common stock in connection with our IPO, including 1,350,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at public offering price of $17.00 per share for an aggregate offering price of approximately $175.9 million. The offer and sale of all the shares in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-252164) that was declared effective by the SEC on February 4, 2021. BofA Securities, Inc. and William Blair & Company, L.L.C. acted as lead bookrunning managers and LifeSci Capital LLC acted as co-manager.

The underwriting discounts and commissions for our IPO totaled $12.3 million. We incurred additional costs of approximately $3.7 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $16.0 million. Thus, net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were $159.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on February 8, 2021.

Repurchases of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
10.1+	Lucira Health, Inc. 2021 Employee Cash Incentive Plan	S-1	33-252164	10.3	January 15, 2021
10.2+	Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.4	February 1, 2021
10.3+	Lucira Health, Inc. 2021 Officer Severance Benefit Plan.	S-1	333-252164	10.5	January 15, 2021
10.4+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.6	February 1, 2021
10.5+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.7	February 1, 2021
10.6+	Lucira Health, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-252164	10.8	February 1, 2021
10.7+	Lucira Health, Inc. 2021 Non-Employee Director Compensation Policy.	S-1	333-252164	10.9	January 15, 2021
10.8+	Form of Indemnification Agreement, by and between the registrant and each of its directors and executive officers.	S-1	333-252164	10.10	January 15, 2021
10.9+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Erik T. Engelson.	S-1	333-252164	10.14	January 15, 2021
10.10+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Debkishore Mitra.	S-1	333-252164	10.15	January 15, 2021
10.11+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Kelly Lewis Brezoczky.	S-1	333-252164	10.16	January 15, 2021
10.12+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Daniel George.	S-1	333-252164	10.17	January 15, 2021
10.13+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Tamanna Prashar.	S-1	333-252164	10.18	January 15, 2021
10.14+	Employment Agreement, dated as of January 26, 2021, by and between the registrant and Hansgregory Charles Hartmann.	S-1/A	333-252164	10.19	February 1, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________________

*Filed herewith.

+Indicates management contract or compensatory plan.

#The certifications furnished in Exhibits 32.1 and 32.2 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lucira Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCIRA HEALTH, INC.

Date: May 17, 2021	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Daniel George
Daniel George Chief Financial Officer and Treasurer Principal Financial and Accounting Officer