Form 10-Q
period 2021-06-30
Lucira Health, Inc.
filed 2021-08-13
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the number of shares of registrant’s common stock, par value $0.001 per share, outstanding was 38,698,789.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the extent and duration of the COVID-19 pandemic and our expectations regarding customer and user demand for our COVID-19 test kit;

•	our expected future growth;

•	our ability to obtain and maintain regulatory approval for our test kits, including our existing Emergency Use Authorizations, or EUAs, for our COVID-19 test kits;

•	the size and growth potential of the markets for our test kits, including the COVID-19 diagnostic testing market, and our ability to serve those markets;

•	our ability to accurately forecast demand for our test kits;

•	the rate and degree of physician and market acceptance of our test kits;

•	the expected future growth of our sales and marketing organization;

•	coverage and reimbursement for our test kits;

•	the performance of, and our reliance on, third parties in connection with the commercialization of our test kits, including Jabil Inc., or Jabil, and our single-source suppliers;

•	our ability to accurately forecast, and Jabil’s ability to manufacture, appropriate quantities of our COVID-19 test kit to meet commercial demand;

•	regulatory developments in the United States and foreign countries;

•	our research and development for our influenza test kit and any future test kits;

•	the development, regulatory approval, and commercialization of competing products;

•	our ability to retain and hire senior management and key personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our financial performance and capital requirements; and

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

“Lucira Health,” “Lucira,” the Lucira Health logo and our other registered or common law trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are our property. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUCIRA HEALTH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020 (1)
Assets
Current assets:
Cash	$161,662	$58,212
Accounts receivable, net	3,392	293
Inventory	36,182	4,865
Grant income receivable	92	183
Prepaid expenses	6,164	3,496
Other current assets	6,099	844
Restricted cash equivalents	2,338	2,338
Total current assets	215,929	70,231
Property and equipment, net	28,153	19,408
Operating lease right-of-use assets	576	748
Other assets	31	2,316
Total assets	$244,689	$92,703
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,673	$3,981
Accrued liabilities	18,672	4,445
Operating lease liabilities, current	374	431
Customer deposits	2,916	—
Total current liabilities	28,635	8,857
Convertible notes payable	—	24,694
Operating lease liabilities, net of current portion	254	380
Total liabilities	28,889	33,931
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock $0.001 par value; 0 and 103,355,827 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 23,978,747 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 as of June 30, 2021	—	121,080
Stockholders’ equity (deficit):
Preferred stock $0.001 par value; 10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 38,684,546 and 2,712,694 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	39	3
Additional paid-in capital	308,991	1,403
Accumulated deficit	(93,230)	(63,714)
Total stockholders’ equity (deficit)	215,800	(62,308)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$244,689	$92,703

(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$12,439	$—	$16,955	$—
Cost of products sold	12,505	—	17,873	—
Gross loss	(66)	—	(918)	—
Operating expenses:
Research and development	10,117	4,574	16,399	7,315
Selling, general and administrative	6,100	931	12,200	1,559
Total operating expenses	16,217	5,505	28,599	8,874
Loss from operations	(16,283)	(5,505)	(29,517)	(8,874)
Other income (expense), net:
Grant income	79	335	281	1,977
Interest income (expense)	4	(10)	1	(10)
Remeasurement of derivative liabilities and convertible notes	—	(1,444)	(281)	(1,444)
Total other income (expense), net	83	(1,119)	1	523
Net loss	$(16,200)	$(6,624)	$(29,516)	$(8,351)
Net loss per share of common stock, basic and diluted	$(0.42)	$(2.90)	$(0.96)	$(3.68)
Weighted-average number of shares used in net loss per share of common stock, basic and diluted	38,483,766	2,282,024	30,688,349	2,270,130

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	-	-	38,550,148	39	307,903	$(77,030)	$230,912
Issuance of common stock upon exercise of stock options	-	-	134,398	-	143	-	143
Stock-based compensation	-	-	-	-	945	-	945
Net loss	-	-	-	-	-	(16,200)	(16,200)
Balance as of June 30, 2021	-	$-	38,684,546	$39	$308,991	$(93,230)	$215,800

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	10,466,169	$48,426	2,257,740	$2	$757	$(28,093)	$(27,334)
Issuance of common stock upon exercise of stock options	-	-	187,164	-	153	-	153
Stock-based compensation	-	-	-	-	59	-	59
Net loss	-	-	-	-	-	(6,624)	(6,624)
Balance as of June 30, 2020	10,466,169	$48,426	2,444,904	$2	$969	$(34,717)	$(33,746)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	3	1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred shares into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	-	121,080
Conversion of convertible notes into common stock	-	-	1,470,947	2	24,980	-	24,982
Issuance of common stock upon IPO, net of issuance costs	-	-	10,350,000	10	159,889	-	159,899
Issuance of common stock upon exercise of stock options	-	-	172,158	-	190	-	190
Stock-based compensation	-	-	-	-	1,473	-	1,473
Net loss	-	-	-	-	-	(29,516)	(29,516)
Balance as of June 30, 2021	-	$-	38,684,546	$39	$308,991	$(93,230)	$215,800

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2019	6,712,085	$30,960	2,257,740	$2	$699	$(26,366)	$(25,665)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	3,754,084	17,466	-	-	-	-	-
Issuance of common stock upon exercise of stock options	-	-	187,164	-	153	-	153
Stock-based compensation	-	-	-	-	117	-	117
Net loss	-	-	-	-	-	(8,351)	(8,351)
Balance as of June 30, 2020	10,466,169	$48,426	2,444,904	$2	$969	$(34,717)	$(33,746)

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,516)	$(8,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,473	117
Allowance for doubtful accounts	259
Depreciation and amortization	882	118
Remeasurement of derivative liabilities and convertible notes	281	1,444
Noncash interest expense	3	6
Noncash lease expense	172	150
Changes in assets and liabilities:
Inventory	(31,317)	—
Accounts receivable	(3,358)	—
Grant income receivable	91	1,639
Prepaid expenses and other current assets	(8,767)	(800)
Other assets	3,129	—
Accounts payable	2,678	527
Customer deposits	2,916	—
Accrued liabilities	13,635	47
Operating lease liabilities	(183)	(135)
Net cash used in operating activities	(47,622)	(5,238)
Cash flows from investing activities:
Acquisition of property and equipment	(8,977)	(2,285)
Net cash used in investing activities	(8,977)	(2,285)
Cash flows from financing activities:
Proceeds from issuance of common stock on IPO, net of issuance costs	159,899	—
Proceeds from issuance of convertible notes payable net of issuance costs	—	5,612
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	17,466
Proceeds from exercise of stock options	150	153
Net cash provided by financing activities	160,049	23,231
Net increase in cash and restricted cash equivalents	103,450	15,708
Cash and restricted cash equivalents, beginning of period	60,550	4,100
Cash and restricted cash equivalents, end of period	164,000	19,808
Reconciliation to amounts on the balance sheets:
Cash	$161,662	$19,808
Restricted cash equivalents	2,338	—
Total cash and restricted cash equivalents	$164,000	$19,808
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$650	$—
Vesting of early exercise options	$40	$—
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$24,982	$—
Conversion of convertible redeemable preferred shares into common stock on IPO	$121,080	$—

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

Reverse Stock Split

On January 28, 2021, the Company’s board of directors (the “Board”) approved a 1-for-4.3103 reverse stock split (the “Reverse Stock Split”) of the Company’s common stock and each series of its redeemable convertible preferred stock to be consummated prior to the effectiveness of the Company’s initial public offering (“IPO”) on February 4, 2021. The par value and authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, preferred stock, options to purchase common stock and per share amounts contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. The Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware on January 28, 2021 that automatically effectuated the Reverse Stock Split without any further action required.

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

Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of June 30, 2021, the Company had cash of $161.7 million and had an accumulated deficit of $93.2 million. The Company believes that cash as of June 30, 2021 will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying financial statements.

Management expects to incur additional losses in the future and in order to continue to fund its operations the Company may need to raise additional capital to fully implement its business plan. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of new test kits.

Other Risk and Uncertainties

While the Company generated $17.0 million of revenues from the sale of its test kits during the six months ended June 30, 2021, there still remains uncertainty of future revenue from sales of its test kits. The Company is devoting most of its efforts to the sales and marketing and research and development of its test kits. The Company is subject to a number of product risks, including the receipt of regulatory approvals for additional indications of the COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for the COVID-19 test kit and rate of adoption of the COVID-19 test kit. The commercial success of the COVID-19 test kit was initially dependent upon physicians, and healthcare providers accepting and adopting our test kit. Since receiving the EUA authorization for OTC use, our commercial business has evolved to include partnerships with testing providers, distributors and businesses. The Company is also subject to risks related to compliance with government regulations, protection of proprietary technology, dependence on third-parties, product liability, and dependence on key individuals.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. The Company believes some of the precautionary measures and challenges resulting from the COVID-19 pandemic may continue as COVID-19 becomes endemic, but there is uncertainty and volatility in these and other trends despite the continued progress of vaccination efforts. To the extent that restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect the Company’s research and development, as well as operational activities. At this time, the Company is working to manage and mitigate potential disruptions to its research and future manufacturing and supply chain considerations. The Company has not experienced hindrance to its operations or material negative financial impacts as compared to prior periods. At this time, the extent to which the COVID-19 pandemic impacts the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted.

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

The accompanying balance sheet as of June 30, 2021, the statements of operations for the three and six months ended June 30, 2021 and June 30, 2020, the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and June 30, 2020, and the statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations and cash flows for the six months ended June 30, 2021 and June 30, 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and June 30, 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

Use of Estimates

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to recognition of grant income, the fair value of the Company’s common stock and redeemable convertible preferred stock, the fair value of derivative liabilities and convertible notes payable, stock-based compensation, incremental borrowing rate, revenue recognition, inventory valuation, sales returns, warranty reserves, allowance for doubtful accounts, accrued research and development costs, uncertain tax positions, the recoverability of its long-lived assets and the valuation of deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

As of June 30, 2021, accounts receivable balance was $3.4 million. Two customers accounted for 12% and 10% of accounts receivable balance. As of December 31, 2020, accounts receivable balance was $0.3 million and was comprised by the Company’s only customer. The Company evaluates the collectability of its accounts receivable based on historical collection trends and provides for an allowance for doubtful accounts. Allowance for doubtful accounts was $0.4 million and $0 million as of June 30, 2021 and December 31, 2020, respectively. Two customers accounted for 14% and 10% of the Company’s revenue during the three and six months ended June 30, 2021.

The Company is dependent on key suppliers, who are single source, for certain laboratory materials and inventory items. An interruption in the supply of these materials could temporarily impact the Company’s ability to manufacture its commercial inventory and perform development, testing and clinical trials related to its products.

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

Cash, and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of June 30, 2021 and June 30, 2020, there were no cash equivalents.

As of June 30, 2021, the Company held a restricted cash balance of $2.3 million which was used to secure a letter of credit in relation to the Company’s contract manufacturer to secure certain purchases made on the Company’s behalf. The cash was deposited in a money market account with maturities of three months or less and thus considered a restricted cash equivalent.

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

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. Prior to obtaining the EUA authorization for its COVID-19 test kit on November 17, 2020, the Company charged $2.3 million of preapproval inventory to research and development expense. After receipt of the EUA in November 2020, the Company accounted for all production item purchases as inventory in accordance with its inventories policy below. Preapproval inventories previously recorded as research and development expense that are subsequently sold will have a zero cost of product. Subsequent to receipt of the EUA in November 2020, the Company utilized a portion of the preapproval inventory resulting in a remaining unused amount of $1.3 million as of December 31, 2020. During the three months ended June 30, 2021, the Company utilized less than $0.1 million of the preapproval inventory write-offs for cost of sales. During the six months ended June 30, 2021, the Company utilized all of the preapproval inventory write-offs for cost of sales of $1.0 million and for selling, general and administrative and research and development activities of $0.3 million.

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established. The Company did not record any write down adjustment during the six months ended June 30, 2021.

Warranty

The Company offers a standard product warranty that our products will perform as intended upon the date of original delivery for a reasonable period of time, which is the shorter of date usage or product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company will regularly review these estimates to assess the appropriateness of our recorded warranty liabilities and adjust the amounts as necessary. As of June 30, 2021 and December 31, 2020, the accrued liability for warranty returns was not significant.

Grant Income Receivable

Grant income receivable consists of billed and unbilled amounts earned from various government grants for costs incurred prior to the period end under reimbursement contracts. The amounts are billed to the respective government agencies. As collection is deemed probable, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are recorded as operating expense in the Company’s statements of operations. Of the amounts presented on the balance sheets as grant income receivable, $0.1 million and $0.2 million were unbilled as of June 30, 2021 and December 31, 2020, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in other income or expense in the statements of operations in the period realized.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the balance sheets. The Company did not have any finance leases as of June 30, 2021 and December 31, 2020.

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

If the Company identifies a change in the circumstances related to its long-lived assets that indicates the carrying value of any such asset may not be recoverable, the Company will perform an impairment analysis. A long-lived asset is deemed to be impaired when the undiscounted cash flows expected to be generated by the asset (or asset group) are less than the asset’s carrying amount. Any required impairment loss would be measured as the amount by which the asset’s carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. No impairment of long-lived assets was recorded during the six months ended June 30, 2021 and June 30, 2020.

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

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the IPO, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. There was $0.0 and $2.2 million of deferred offering costs related to the Company’s IPO recorded as other assets on the Company’s balance sheet as of June 30, 2021 and December 31, 2020, respectively. The Company recorded additional offering costs between December 31, 2020 and February 9, 2021 and recorded $3.7 million as an offset to the IPO proceeds as additional paid in capital on the closing date.

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

All of the Company’s revenue has been derived from sales of its test kits. During the first quarter 2021 the Company marketed its test products to physicians and licensed healthcare providers in the United States. On April 9, 2021, the Company received its first FDA EUA authorization for OTC non-prescription use and expanded its marketing to include domestic testing providers, distributors, businesses and international distributors.

Collection of the Company’s net receivables generally occur within 30 days of billing. Contracts do not contain significant financing components based on the typical period of time between delivery of products and collection of consideration.

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

The following table sets forth the Company’s revenue by geographic area based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$10,277	$—	$14,793	$—
International	2,162	—	2,162	—
Total revenue	$12,439	$—	$16,955	$—

Grant Income

The Company earns grant income for performing tasks under research and development agreements with governmental agencies.

In July 2018, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), a division within the U.S. Department of Health and Human Services (“HHS”), for an award of up to $10 million to demonstrate the feasibility of a novel in-home, disposable, point-of-care rapid diagnostic assay for the detection of Influenza A and B for work performed through July 2020. In September 2019, the Company amended its agreement with BARDA to increase the award to $21.5 million and extend the reporting period through July 2022. The Company recognized grant income from BARDA of $0.0 for the three and six months ended June 30, 2021, compared to $0.4 million and $2.0 million for the three and six months ended June 30, 2020, respectively.

The Company recognized grant income from other governmental agencies of $0.1 million and $0.3 million during the three and six months ended June 30, 2021, respectively, compared to less than $0.1 million and $0.1 million during the three and six months ended June 30,2020, respectively.

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

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were $0.9 million and $1.3 million for the three and six months ended June 30, 2021, respectively compared to $0 million in 2020, and are included in selling, general and administrative expenses in the accompanying statements of operations.

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

In January 2021, the Company’s Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The stockholders approved the 2021 Plan in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. No further grants will be made under the 2014 Equity Incentive Plan.

In February 2021, the Board adopted the 2021 Employee Stock Purchase Plan (the "ESPP"). The Company recognizes stock-based compensation expense related to shares issued pursuant to its ESPP on a straight-line basis over the offering period, which is generally six months. The ESPP allows employees to purchase shares of the Company's common stock at a 15 percent discount. The ESPP also includes a six-month look-back provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, and options outstanding under the Company’s stock option plan. For the six months ended June 30, 2021 and June 30, 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders basic and diluted	$(16,200)	$(6,624)	$(29,516)	$(8,351)
Denominator
Weighted-average number of common shares outstanding, basic and diluted	38,483,766	2,282,024	30,688,349	2,270,130
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(2.90)	$(0.96)	$(3.68)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2021	2020
Redeemable convertible preferred stock	-	10,466,169
Options to purchase common stock	5,107,453	2,475,455
Unvested restricted stock	1,097,935	—

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is evaluating the potential impact of this standard on its financial statements.

Note 3. Fair Value Measurements

The Company’s restricted cash equivalent is measured at fair value on recurring basis as of June 30, 2021 and is classified as Level 1 input. The restricted cash equivalent is a money market account that the Company opened in August 2020. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of
	June 30, 2021
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
Total	2,338	—	—

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
	2,338	—	—
Liabilities
Convertible notes payable			$24,694
Total	—	—	24,694

The Company did not have any financial instruments measured at fair value on a recurring basis as of June 30, 2021.

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below.

	June 30, 2021	June 30, 2020
Fair value at beginning of the period	$24,694	$—
Initial fair value of instruments issued	—	5,627
Change in fair value of instruments and accrued interest, net	288	1,444
Extinguishment of instruments held at fair value	(24,982)	—
Fair value at end of the period	$-	$7,071

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

Note 4. Other Financial Information

Inventory

Inventory consist of the following:

	June 30, 2021	December 31, 2020
Raw materials	$35,085	$4,865
Finished goods	1,097	—
Total	$36,182	$4,865

Property and Equipment, Net

	June 30,	December 31,
	2021	2020
Construction in progress	$12,674	$15,308
Machinery and equipment	15,936	4,679
Website development costs	995	—
Furniture and fixtures	88	88
Leasehold improvements	507	501
Total, at cost	30,200	20,576
Accumulated depreciation and amortization	(2,047)	(1,168)
Property and equipment, net	$28,153	$19,408

Depreciation and amortization expense was $0.7 million and $0.9 million for the three and six months ended June 30, 2021, respectively, compared to $0.1 million and $0.1 million for the three and six months ended June 30, 2020, respectively. Construction in progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation. Construction in progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2021	December 31, 2020
Professional fees	$1,367	$1,577
Accrued manufacturing and inventory purchases	14,107	1,165
Taxes	359	204
Payroll liabilities	1,866	604
Eiken liabilities	387	—
Early exercise liability	224	263
Accrued deferred offering costs	—	487
Other	362	145
Total	$18,672	$4,445

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

As partial consideration of the rights granted to the Company under the Eiken Agreement, the Company made an upfront payment to Eiken of $24. The Company is also required to make an additional payment by July 2021 for $24 (based on the December 31, 2020 conversion ratio of 103.56 yen to one U.S. dollar). The Company recorded the upfront payment and second payment as research and development expense on the statement of operations for the year ended December 31, 2020. In April 2021, the Company paid the first installment of the world-wide license in the amount of $9. In addition, the Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a cost of goods sold. Royalty expense for the three months and six months ended June 30, 2021 were $0.4 million and $0.5 million, respectively, compared to $0 for the three and six months ended June 30, 2020.

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

Manufacturing Services Agreement with Jabil

On September 10, 2020, the Company entered into a manufacturing services agreement (“Jabil MSA”) with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with the Company’s specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without the Company’s prior written consent. The Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast. As of June 30, 2021, the Company has an outstanding non-cancellable purchase commitment of $16.0 million related to the Jabil MSA.

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

Other Commitments

As of June 30, 2021, the Company has additional outstanding non-cancellable purchase commitments for $33.0 million for raw material purchases and fixed assets related to expanding the Company’s manufacturing capacity.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s balance sheets as of June 30, 2021 and December 31, 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of June 30, 2021, are as follows:

Operating
Leases
Year ending December 31:
2021 (July 2021 onwards)	$229
2022	259
2023	193
2024	33
2025	—
Total	714
Less: imputed interest	(86)
Present value of lease liabilities	628
Less: current portion	(374)
Lease liabilities, net of current portion	$254

The Company made payments of $0.2 million and $0.2 million during the six months ended June 30, 2021 and June 30, 2020, respectively, which are included as cash flow from operating activities on the statements of cash flows.

Additional information related to the Company’s leases was as follows for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$109	$109	$218	$218
Short-term lease cost	$312	$95	$627	$190

As of June 30, 2021 and December 31, 2020, the weighted-average remaining lease term for operating leases was 2.0 years and 2.4 years, respectively.  As of June 30, 2021 and December 31, 2020, the weighted-average discount rate for operating leases was 13.1%.

Note 7. Convertible Notes Payable

2020A Notes

The Company entered into convertible promissory notes (the “2020A Notes”) in June and July 2020, with several lenders, including current investors. The lenders provided in aggregate $11.1 million in cash consideration to the Company. The 2020A Notes accrued simple interest at 4% per annum that was due and payable upon the request of the holders of a majority of the then outstanding principal amount of the 2020A Notes on or after June 12, 2021.

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

The Company recorded a change in the fair value of the 2020B Notes of $0.3 million recognized as remeasurement of derivative liabilities and convertible notes in other income (expense), net in the statement of operations during the first quarter of 2021.

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

The Company has not issued any preferred stock since the closing of the IPO.

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

As of June 30, 2021, the Board had not declared any dividends.

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

The Company had common shares reserved for future issuance upon the exercise or conversion of the following:

	June 30, 2021	December 31, 2020
Redeemable convertible preferred stock	—	23,978,747
Common stock option grants issued and outstanding under 2014 Plan	4,409,153	4,587,700
Common shares issuable on conversion of convertible notes payable	—	1,470,947
Common stock reserved for issuance under 2021 Plan (which superseded the 2014 Plan)	3,505,556	206,012
Common stock option grants issued and outstanding under 2021 Plan	596,509	—
Restricted common stock units issued and outstanding	1,097,935	—
Common stock reserved for issuance under ESPP	750,000	—
Total common shares reserved for future issuance	10,359,153	30,243,406

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

The Company had the following activity for RSUs for the three and six months ended June 30, 2021:

	Underlying Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance as of December 31, 2020	—	—	—
Granted	264,345	$12.79	$3,380,272
Vested	—	—	—
Canceled or forfeited	—	—	—
Balance as of March 31, 2021	264,345	$12.79	$3,380,272
Granted	833,590	$4.85	$4,042,912
Vested	—	—	—
Canceled or forfeited	—	—	—
Balance as of June 30, 2021	1,097,935	$6.76	$7,423,184

Stock Options

A summary of stock option activity for the three and six months ended June 30, 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Balance as of December 31, 2020	4,587,700	$1.51	9.2	$3,152
Granted	634,093	17.00	—	—
Exercised	(37,760)	0.82	—	596
Cancelled	(32,480)	17.00		—
Balance as of March 31, 2021	5,151,553	$3.32	9.1	$48,122
Granted	—	—	—	—
Exercised	(134,398)	0.95	—	753
Cancelled	(11,493)	8.19	—	—
Balance as of June 30, 2021	5,005,662	$3.42	8.8	$22,512
Options vested and expected to vest as of June 30, 2021	5,005,662	$3.42	8.8	$22,512
Options vested and exercisable as of June 30, 2021	1,198,274	$1.52	8.2	$6,421

The aggregate intrinsic value of options exercised was $0.8 million and $1.3 million for the three and six months ended June 30, 2021. The aggregate intrinsic value of options exercised was $0 for the three and six months ended June 30, 2020.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Estimated fair value of common stock	$-	$0.73	$17.00	$0.73
Expected term (in years)	—	6.05	5.94	6.05
Risk-free interest rate	0.0%	0.4%	0.6%	0.4%
Dividend yield	—	—	—	—
Volatility	0.0%	43.3%	46.9%	43.3%

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

The weighted-average grant date fair value of the options granted as calculated using the Black-Scholes option-pricing model was $7.52 and $0.30 per share for the six months ended June 30, 2021 and June 30, 2020, respectively. The Company did not grant options during the three month period ended June 30, 2021

Total compensation cost for share-based payment arrangements recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of products sold	$208	$-	$260	$-
Research and development	291	31	421	67
Selling, general and administrative	446	28	792	50
	$945	$59	$1,473	$117

Total compensation costs as of June 30, 2021 related to non-vested awards to be recognized in future periods was $6.1 million and is expected to be recognized over the weighted-average period of 1.4 years.

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

In February 2021, the Company’s employees enrolled in the offering period to purchase a variable number of shares of its common stock under the ESPP at the purchase date. The shares were measured at grant date using with a weighted-average fair value of $5.34 per share. During the three and six months ended June 30, 2021, the Company recorded $0.1 million of stock-based compensation related to its ESPP.  There was less than $0.1 million of unrecognized stock-based compensation expense for the three and six month ended June 30, 2021, related to the ESPP that is expected to be recognized over an average vesting period of 0.14 years.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for three months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Estimated fair value of common stock	$-	$-	$17.00	$-
Expected term (in years)	—	—	0.5	—
Risk-free interest rate	0.0%	0.0%	0.1%	0.0%
Dividend yield	—	—	—	—
Volatility	0.0%	0.0%	56.4%	0.0%

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and six months ended June 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

The Company incurred less than $0.1 million in consulting expenses with individuals related to an executive officer of the Company during the six months ended June 30, 2021 and June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim condensed  financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 31, 2021 (the “2020 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2020 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this report, all references to "Lucira," the "company," "we," "our" and "us" refer to Lucira Health.

Overview

We are a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. We have developed a testing platform that produces centralized-laboratory-accurate molecular testing in a single-use and consumer-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. We designed our test kits to provide accurate, reliable and on-the-spot molecular test results anywhere and at any time. We believe the COVID-19, pandemic has shown the infectious disease testing infrastructure in the United States was not designed to accommodate the immediate demands of infectious disease control on a mass-population scale. There are currently not enough testing options that provide on-the-spot, accurate results at an affordable price point. Mass-population infectious disease testing requires a testing platform that can provide accurate and clinically relevant results on-the-spot, be affordably mass produced, portable and easy-to-use anywhere. Our LUCIRA COVID-19 All-In-One Test Kit used in the point-of-care, or POC, and prescription at-home settings and our LUCIRA CHECK IT COVID-19 Test Kit used over-the-counter, or OTC, utilize identical components and are referred to as test kit or COVID-19 test kit.  Our test kit is designed to provide a clinically relevant COVID-19 result within 30 minutes from sample collection. We believe, at scale, it will be an affordable, mass-population testing solution. Our initial focus is within respiratory diseases, starting with COVID-19 and influenza A and B virus indications. Leveraging our early work on the detection of sexually transmitted infections, specifically assays to detect chlamydia and gonorrhea, we have been optimizing and evaluating these assays for possible future commercialization.

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

We submitted EUA applications to the FDA for the expansion of our current EUA to include asymptomatic individuals and OTC use in February 2021. On April 9, 2021, we received our first FDA EUA authorization for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection).  Our COVID-19 test kit is the first single-use molecular test that provides polymerase chain reaction, or PCR, quality molecular accuracy to receive FDA EUA authorization.  On June 30, 2021, we withdrew our pending EUA application with the FDA that was intended to expand our current prescription EUA for suspected symptomatic individuals to include asymptomatic individuals because we decided instead to refocus on an FDA 510(k) submission.  On April 26, 2021, we received authorization with conditions from Health Canada for our LUCIRA CHECK IT test kit. The conditions were removed on June 1, 2021. To facilitate public health reporting for OTC users, we have developed a text based secure web portal to provide verified test results in the form of a LUCI Pass back to a user’s phone, as well as transmit results to relevant public health authorities. Late in the second quarter of 2021, we decided to temporarily halt online sales of our LUCIRA CHECK IT test kit as we prioritized distribution to our partnerships. We intend to reactivate online ordering again in the second half of 2021.

We plan to develop a combination COVID-19 and influenza A and B viruses test kit for OTC use and later our influenza test kit, for OTC use. We also plan to leverage our early assay work on the detection of sexually transmitted infections and other respiratory infections to evaluate for possible expansion of our testing menu.

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

Since inception through June 30, 2021, we have generated $17.2 million of revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock purchases. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

We have historically incurred substantial net losses as we continue to develop and begin commercializing our COVID-19 test kit and we expect to incur additional losses and increased expenses in future periods. As of June 30, 2021, we had an accumulated deficit of $93.2 million.

Since the second quarter of 2020, we have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit. Research and development activities related to our test kits, including the COVID-19 test kit, include clinical, regulatory and manufacturing process initiatives. We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to promote adoption of our COVID-19 test kit, build relationships with our customers, obtain regulatory clearances or approvals for current and any future test kits, qualify manufacturing expansion, and conduct clinical trials. In addition, we expect our general and administrative expenses to increase due to the additional costs associated with scaling our business operations as well as being a public company, including legal, accounting, insurance, Nasdaq and SEC compliance, investor relations and other expenses. As a result, we will require substantial capital to fund manufacturing expansion, inventory purchases and expenses related to our operating activities, including selling, general and administrative expenses, as well as research and development.

In 2020, we entered into license and manufacturing and services agreements. For a more detailed description of our license and manufacturing and services agreements, see Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Factors Affecting Our Business

We believe the following significant factors affect our business:

•

Approval and Market Adoption of Our Test Kits. Our commercial success, including acceptance and use of our COVID-19 test kit, will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory approvals for additional indications of our COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our COVID-19 test kit and rate of adoption of our COVID-19 test kit. The commercial success of our COVID-19 test kit was initially dependent upon physicians and healthcare providers accepting and adopting our test kit. Once the OTC EUA was received, the universe of potential customers expanded to include the general public, corporations and other entities that use our test for employee, member and customer testing as well as certain international customers. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.

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

•

Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. The FDA issued two EUAs in December 2020 and third EUA in February 2021 for COVID-19 vaccines. The widely administered use of efficacious vaccines or new therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not develop or substantially grow. However, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing even after an effective vaccine has been widely distributed and compliantly administered. We believe this is largely due to the COVID-19 pandemic resulting in hyper-sensitivity to symptoms and broader awareness of the disease. Furthermore, the emergence and spread of new variant strains of COVID-19 and future spikes of COVID-19 infections may increase demand for testing. We continue to perform routine surveillance of emerging variants by evaluating reactivity against sequence databases. Based on our results, our COVID-19 test kit is reactive to the variants currently highlighted by the CDC and the WHO, including the Delta variant. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostics develops and grows as well as regional fluctuations in COVID-19 disease prevalence.

•

Seasonality. Our ability to accurately forecast demand for our test kits could be negatively affected by many factors, including seasonal demand. We may experience fluctuations in customer and user demand based on seasonality, which for COVID-19, remains unknown. However, for example, because influenza typically occurs in the fall and winter seasons, we expect our forecasts of inventory for these seasons to reflect a significant increase in inventory relative to our forecasts for the spring and summer seasons. Inventory levels in excess of customer and user demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected.

Operations

Our corporate headquarters are currently located in Emeryville, California, where we lease 6,353 square feet of office, research and development space pursuant to a lease agreement that expires in March 2022. Pursuant to the same lease agreement, we lease an additional 4,211 square feet of office and development space in Emeryville, California that expires in January 2024. In July 2021, we leased and additional 13,267 square feet of office, research and development space in Emeryville, California that expires in June. We believe these facilities are adequate to meet our needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

As of June 30, 2021, we had 84 full-time employees and 40 contractors. Our employees are primarily located in Emeryville, California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
	(In thousands)				(In thousands)
Net sales	$12,439	$—	$12,439	100%	$16,955	$—	$16,955	100%
Cost of products sold	12,505	—	12,505	100	17,873	—	17,873	100
Gross loss	(66)	—			(918)	—
Operating expenses:
Research and development	10,117	4,574	5,543	121	16,399	7,315	9,084	124
Selling, general and administrative	6,100	931	5,169	555	12,200	1,559	10,641	683
Total operating expenses	16,217	5,505			28,599	8,874
Loss from operations	(16,283)	(5,505)			(29,517)	(8,874)
Other income (expense), net:
Grant income	79	335	(256)	(76)	281	1,977	(1,696)	(86)
Interest income (expense)	4	(10)	14	(140)	1	(10)	11	(110)
Remeasurement of derivative liabilities and convertible notes	—	(1,444)	1,444	(100)	(281)	(1,444)	1,163	(81)
Total other income (expense), net	83	(1,119)			1	523
Net loss	$(16,200)	$(6,624)			$(29,516)	$(8,351)

Net Sales, Cost of Products Sold and Gross Loss

We began to generate sales during December 2020 after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. The increase in revenues is due to increased volume in units sold whereas we did not conduct revenue generating activities during the same period in 2020. We currently derive all of our revenue from the sales of our test kits in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Our product revenue is recognized upon the transfer of control of our test kits to the customer. We may experience fluctuations in customer and user demand based on seasonality, which for COVID-19 remains unknown. As a result, our revenue may fluctuate from quarter to quarter due to seasonality. Our revenue may also fluctuate from quarter-to-quarter due to a variety of factors, including the availability of reimbursement, the size and success of our sales force and the number of businesses and healthcare providers who are aware of and use our tests. Our net sales were primarily driven by access to the OTC channel through our EUA authorization, resulting in direct sales to include domestic testing providers, distributors and businesses and international distributors.

Much like our revenues, we began to generate cost of products sold in December 2020 after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit whereas we did not conduct revenue generating activities during the same period in 2020. Costs of products sold include cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense. For the three and six months ended June 30, 2021, we sold inventory amounting to less than $0.1 and $1.0 million, respectively, that was previously written off prior to the receipt of EUA.

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

Research and Development

Research and development expenses increased $5.5 million, or 121%, and $9.1 million, or 124%, in the three and six months ended June 30, 2021, compared to the same period in 2020. This increase was primarily due to increased expenses related to our development and clinical activities to support new products, our submission of an EUA for OTC use with respect to our COVID-19 test kit and to support manufacturing activities. For the three months ended June 30, 2021, we supported research and development activities such as test kit development and testing, and validation of manufacturing activities related to our COVID-19 test kit through increased personnel-related expenses of $0.9 million, third-party professional services of $2.1 million, and supplies and materials of $0.5 million compared to the same period in 2020. For the six months ended June 30, 2021, we supported research and development activities such as test kit development and testing, clinical trials and validation of manufacturing activities related to our COVID-19 test kit through increased personnel-related expenses of $1.4 million, third-party professional services of $4.3 million, and supplies and materials of $0.6 million compared to the same period in 2020.

Selling, General and Administrative

Selling, general and administrative expenses increased $5.2 million, or 555%, and $10.6 million, or 683%, in the three and six months ended June 30, 2021, respectively, compared to the same period in 2020. For the three months ended June 30, 2021, this increase was primarily due to an increase in headcount and personnel-related expenses of key, executive-level employees of $1.8 million and professional expenses of $0.8 million to support our commercial activities, and public company insurance of $1.2 million. For the six months ended June 30, 2021, this increase was primarily due to an increase in headcount and personnel-related expenses of key, executive-level employees of $3.7 million and professional expenses of $3.4 million to support our commercial activities,  and public company compliance and insurance of $2.1 million.

Grant Income

Grant income decreased $0.3 million, or 76%, and $1.7 million, or 86%, in the three and six months ended June 30, 2021 compared to the same period in 2020. This decrease was primarily due to the stoppage of BARDA billing in June 2020 as we shifted our near-term business strategy from the development of influenza test kits to respond to the COVID-19 pandemic.

Remeasurement of Derivative Liabilities and Convertible Notes

The change in remeasurement of derivative liabilities and convertible notes decreased $1.4 and $1.2 million during the three and six months ended June 30, 2021, respectively, compared to the same period in 2020 primarily due to change in fair value upon conversion of the 2020B Notes to common stock.

Liquidity and Capital Resources

Based on our current planned operations, we expect that our existing cash, including net proceeds from our IPO, will enable us to fund our business operations for at least 12 months from the date hereof. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

We have incurred net losses since our inception. For the three months and six months ended June 30, 2021, we incurred a net loss of $16.2 million and $29.5 million, respectively, compared to $6.6 million and $8.4 million, respectively for the same periods in 2020. We expect to incur additional losses and increased operating expenses in future periods. As of June 30, 2021, we had an accumulated deficit of $93.2 million. To date, we have generated only limited grant income and product revenue, and we may never achieve revenue sufficient to offset our expenses.

Prior to our IPO, our primary sources of capital were from the sales and issuances of convertible notes, shares of preferred stock, grant income, and to a lesser extent, option exercises.

In December 2020, we issued and sold 2020B Notes in the aggregate principal amount of $20.0 million in a private placement, which, in addition to the accrued interest thereon, automatically converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million. As of June 30, 2021, we had $161.7 million in cash.

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

In January 2015, we entered into a lease for office, research and development space located in Emeryville, California that expires in March 2022. Pursuant to the same lease agreement, we leased additional square feet of office and development space in Emeryville, California that expires in January 2024. For the 12-month period ending June 30, 2022, we project that our fixed commitments will include $0.4 million of lease payments.

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

As of June 30, 2021, we had non-cancellable purchase commitments of $49.0 million, consisting primarily of $33.0 million of raw material purchase commitments and fixed assets related to expanding our manufacturing capacity, and $16.0 million pursuant to the manufacturing services agreement, or Jabil MSA, with Jabil Inc., or Jabil , and technical services agreement with Jabil, or Jabil TSA, through January 31, 2021. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(47,622)	$(5,238)
Investing activities	(8,977)	(2,285)
Financing activities	160,049	23,231
Increase in cash and restricted cash equivalents	103,450	15,708

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $47.6 million, consisting primarily of our net loss of $29.5 million and changes in our net operating assets and liabilities of $21.2 million, partially offset by adjustments for non-cash charges of $3.1 million. The non-cash charges were primarily driven by $1.5 million in stock-based compensation expense, $0.9 million in depreciation and amortization, $0.3 million of allowance for doubtful accounts, $0.2 million in noncash lease expense and the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes. The net cash used by changes in our operating assets and liabilities were primarily driven by $31.3 million of inventory purchases, $8.8 million of prepaid expenses, partially offset by $19.2 million increases in accounts payable, accrued liabilities, and customer deposits. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Net cash used in operating activities for the six months ended June 30, 2020 was $5.2 million, consisting primarily of our net loss of $8.4 million and changes in our net operating assets and liabilities of $1.3 million, offset by adjustments for non-cash charges of $1.8 million. Our non-cash charges resulted primarily from remeasurement of convertible notes of $1.4 million, stock-

based compensation of $0.1 million, reductions in our right-of-use assets of $0.2 million and depreciation of $0.1 million. Net cash used by changes in our operating assets and liabilities of $1.3 million resulted largely from an increase of $1.6 million in grant income receivable, an increase of $0.6 million in accounts payable and accrued liabilities, partially offset by decrease in prepaid expenses and operating lease liabilities of $0.9 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and June 30, 2020 was $9.0 million and $2.3 million, respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our COVID-19 test kit.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was $160.0 million, consisting primarily of $160.0 million in proceeds from the issuance and sale of shares of our common stock as part of our IPO on February 9, 2021.

Net cash provided by financing activities during the six months ended June 30, 2020 was $23.2 million, consisting primarily of $17.5 million in net proceeds from the issuance redeemable convertible preferred stock and $5.6 million from the issuance of notes payable.

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

•

We are allocating most of our resources to the development, manufacturing and commercialization of our COVID-19 test kit for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

•	Our results of operations will be harmed if we are unable to accurately forecast and meet customer and user demand for our test kits and manage our inventory.

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

•

We rely substantially on Jabil for the manufacturing, quality-testing and assembly of our COVID-19 test kit. Any termination or loss of significant rights under the Jabil MSA would harm our commercialization of our COVID-19 test kit. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kit or fail to do so at acceptable quality levels or prices.

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

We have incurred net losses since our inception. For the three months and six months ended June 30, 2021, we incurred a net loss of $16.2 million and $29.5 million, respectively, compared to $6.6 million and $8.4 million, respectively, for the same periods in 2020. We expect to incur additional losses and increased operating expenses in future periods. As of June 30, 2021, we had an accumulated deficit of $93.2 million. To date, we have financed our operations principally from issuance and sale of our common stock through our recent initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

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

On November 17, 2020, we received an EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. We are working towards expanding this indication and submitted an amended EUA application to include detection of nucleic acid from SARS-CoV-2 in asymptomatic people in February 2021. On April 9, 2021, we received an EUA from the FDA for our COVID-19 test kit for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection). The FDA may require additional data, including additional validation data and clinical performance data, and may not ultimately issue an authorization to expand our POC indication. Changes in FDA policies, guidance, and requirements for EUA application submission may delay FDA authorization of additional indications for our COVID-19 test kit. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, the FDA’s review of an amended or additional EUA application may be significantly delayed. The FDA may not grant an EUA for additional indications of our COVID-19 test kit on a timely basis or at all, which could harm our future business prospects. On June 30, 2021, we withdrew our pending EUA application with the FDA that was intended to expand our current prescription EUA for suspected symptomatic individuals to include asymptomatic individuals because we decided instead to refocus on an FDA 510(k) submission.

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

We are allocating most of our resources to the development, manufacturing and commercialization of our COVID-19 test kit for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

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

Even though we have received EUAs for our COVID-19 test kit, it may not gain broad market acceptance among our customers, including physicians, healthcare payors, users and others in the medical community. The commercial success of our COVID-19 test kit will initially be dependent upon physicians and healthcare providers adopting our test kit, which will be informed, in part, by the convenience and accuracy of our COVID-19 test kit. The accuracy of our COVID-19 test kit could be impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time.

The CDC has highlighted the emergence of four notable SARS-CoV-2 variants of concern: Alpha (also known as B.1.1.7) first detected in the U.K., Beta (also known as B.1.351, B.1.351.2, B.1.351.3) first detected in South Africa, Delta (also known as B.1.617.2,AY.1, AY.2, AY.3) first detected in India and Gamma (also known as P.1, P.1.1, P.1.2) first detected in Japan/Brazil.  Additionally, two variants of Interest have been identified to be rising in prevalence: Lambda (also known as C.37) first detected in Peru and B.1.621 first detected in Columbia.  We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these variants are reactive to our COVID-19 test kit.  Our assay targets two non-overlapping regions of the N gene.  Hence the detection region is unaffected by the mutations of the spike protein of SARS-CoV-2 in the variant strains.  As these particular viral strains become commercially available for testing, we intend to perform testing to confirm detection with these strains.

Moreover, our COVID-19 test kit is authorized under EUAs from the FDA for the detection of the novel coronavirus SARS-CoV-2 that causes COVID-19, regardless of the virus variant. The FDA may require us to conduct additional clinical trials or seek a new or amended EUA and our COVID-19 test kit may not be successful in detecting future variant strains, which could significantly impact the accuracy and usefulness of our test kit and materially harm our business and prospects. In addition, the risk of false negative results may increase when testing patients with genetic variants of SARS-CoV-2, including the four notable SARS-CoV-2 variants.

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

If we are unable to expand our marketing infrastructure, we may fail to increase customer adoption of our test kits to meet our forecasts.*

We launched direct-to-consumer sales through our website after we received an EUA from the FDA for OTC use of our COVID-19 test kit in April 2021. Additionally, our COVID-19 test kit was made available on Amazon.com in May 2021. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. We plan to derive a meaningful portion of our revenue from consumer purchases of our COVID-19 test kit. Our ability to expand direct-to-consumer sales and drive broad customer adoption of our test kits is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our test kits in a manner that complies with applicable laws and regulations.

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

We rely substantially on Jabil for the manufacturing, quality-testing and assembly of our COVID-19 test kit. Any termination or loss of significant rights under the Jabil MSA would harm our commercialization of our COVID-19 test kit. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kit or fail to do so at acceptable quality levels or prices.*

We rely substantially and intend to continue to rely substantially on Jabil for the manufacturing, quality-testing and assembly of our COVID-19 test kit. Pursuant to the Jabil MSA, Jabil has agreed to manufacture, test, pack and ship our COVID-19 test kit in accordance with our specifications and applicable forecasts and purchase orders. We are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders. After the initial term of three years, the Jabil MSA renews automatically for consecutive one-year terms, subject to written notice of the intention not to renew from either party, given at least 180 days prior to the expiration of the then-current yearly term. The parties may terminate the Jabil MSA at any time upon mutual written consent, and either party may terminate the Jabil MSA upon 180 days prior written notice. Either party may also terminate the Jabil MSA upon a material breach by the other party that is not cured within 30 days after receiving written notice of the breach, or upon a bankruptcy of the other party.

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

Our results of operations will be harmed if we are unable to accurately forecast and meet customer and user demand for our test kits and manage our inventory.*

To ensure adequate supply, we must forecast inventory needs and manufacture our test kits based on our estimates of future demand. For example, pursuant to the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders. Our ability to accurately forecast demand for our test kits could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer and user demand for our test kits or for products of our competitors, our failure to accurately forecast market acceptance of new products, unanticipated changes in general market conditions, including the production and distribution of an efficacious vaccine or treatment for COVID-19, seasonal demands, or regulatory matters and weakening of economic conditions or user confidence in future economic conditions. In addition, we may experience fluctuations in customer and user demand based on seasonality, which for COVID-19, remains unknown. However, for example, because influenza typically occurs in the fall and winter seasons, we expect our forecasts of inventory for these seasons to reflect a significant increase in inventory relative to our forecasts for the spring and summer seasons. If this expectation does not materialize, our inventory forecasts may be inaccurate, resulting in shortages or excesses of inventory. Inventory levels in excess of customer and user demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand.

Conversely, if we underestimate customer and user demand for our test kits, our manufacturing partner, Jabil, may not be able to deliver test kits that meet our requirements. Demand has exceeded supply for our COVID-19 test kits, and we have temporarily halted online sales, which could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations. We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in Michigan and in the Dominican Republic. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations.

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

We have incurred net losses since our inception. As of June 30, 2021, we had an accumulated deficit of $93.2 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to commercial our test kits, create relationships with customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

The manufacture, labeling, advertising, promotion, record-keeping, post-market surveillance and marketing of medical devices are subject to extensive regulation and review by the FDA, Health Canada and numerous other governmental authorities in the United States as well as foreign countries where we may sell our test kits. Even after we have obtained EUA authorization, 510(k) clearance or PMA approval to market a product, we have ongoing responsibilities under FDA and other regulations. The FDA and other national governmental authorities have broad enforcement powers. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement actions such as:

•	civil penalties;
•	delays on or denials of pending requests for 510(k) clearance or PMA approval;
•	recalls or seizures;
•	withdrawals or suspensions of current PMA approvals or reclassification of 510(k) cleared devices, resulting in prohibitions on sales of our test kits, if approved;
•	warning letters or untitled letters;
•	operating restrictions, including a partial or total shutdown of production on our test kits for any indication;

•	refusal to issue export approvals or certifications;
•	obtaining injunctions preventing us from shortage or distributing our products;
•	commencing criminal prosecutions; and
•	total prohibitions on our sales.

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

Healthcare reform initiatives and other administrative and legislative proposals may harm our business, financial condition, results of operations and cash flows in our key markets.*

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our test kits or the coverage and reimbursement available for our test kits and could limit the acceptance and availability of our test kits. The adoption of proposals to control costs could harm our business, financial condition and results of operations.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current U.S. presidential administration to repeal or replace certain aspects of the ACA. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain people who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act of 2020 permanently eliminates, effective January 1, 2020, the ACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and will remain open through August 15, 2021.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will affect the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through December 31, 2021. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Repurchases of Shares of Company Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
10.1*	Employment Agreement, dated as of May 10, 2021, by and between the registrant and Kevin Collins.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LUCIRA HEALTH, INC.

Date: August 13, 2021	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Daniel George
Daniel George Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)