Form 10-Q
period 2021-09-30
Lucira Health, Inc.
filed 2021-11-12
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the number of shares of registrant’s common stock, par value $0.001 per share, outstanding was 39,224,551.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, SEC filings and public conference calls and webcasts. We also post supplemental materials on the Press Release section of our investor relations website at www.https://ir.lucirahealth.com/. Except as specifically noted herein, information on or accessible through our website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q or incorporated by reference into any other filings we may make with the U.S. Securities and Exchange Commission (the “SEC”).

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUCIRA HEALTH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020 (1)
Assets
Current assets:
Cash	$117,286	$58,212
Accounts receivable, net	11,904	293
Inventory	42,964	4,865
Grant income receivable	125	183
Prepaid expenses	8,165	3,496
Other current assets	10,080	844
Restricted cash equivalents	2,338	2,338
Total current assets	192,862	70,231
Property and equipment, net	26,955	19,408
Operating lease right-of-use assets	2,726	748
Other assets	245	2,316
Total assets	$222,788	$92,703
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,453	$3,981
Accrued liabilities	15,194	4,445
Operating lease liabilities, current	1,424	431
Customer deposits	365	—
Total current liabilities	27,436	8,857
Convertible notes payable	—	24,694
Operating lease liabilities, net of current portion	1,364	380
Total liabilities	28,800	33,931
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock $0.001 par value; 0 and 103,355,827 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 23,978,747 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $0 as of September 30, 2021	—	121,080
Stockholders’ equity (deficit):
Preferred stock $0.001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 39,003,504 and 2,712,694 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	39	3
Additional paid-in capital	314,675	1,403
Accumulated deficit	(120,726)	(63,714)
Total stockholders’ equity (deficit)	193,988	(62,308)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$222,788	$92,703

(1) The balance sheet as of December 31, 2020 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$14,976	$—	$31,931	$—
Cost of products sold	14,837	—	32,710	—
Impairment of long-lived assets	1,622	—	1,622	—
Gross profit/(loss)	(1,483)	—	(2,401)	—
Operating expenses:
Research and development	14,342	8,793	30,741	16,108
Selling, general and administrative	11,788	1,662	23,988	3,221
Total operating expenses	26,130	10,455	54,729	19,329
Loss from operations	(27,613)	(10,455)	(57,130)	(19,329)
Other income (expense), net:
Grant income	112	30	393	2,007
Interest income (expense)	5	(34)	6	(44)
Remeasurement of derivative liabilities and convertible notes	—	(1,351)	(281)	(2,795)
Total other income (expense), net	117	(1,355)	118	(832)
Net loss	$(27,496)	$(11,810)	$(57,012)	$(20,161)
Net loss per share of common stock, basic and diluted	$(0.71)	$(4.76)	$(1.71)	$(8.61)
Weighted-average number of shares used in net loss per share of common stock, basic and diluted	38,667,615	2,481,678	33,348,104	2,341,135

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	—	$—	38,684,546	$39	$308,991	$(93,230)	$215,800
Issuance of common stock upon exercise of stock options	—	—	267,897	—	324	—	324
Issuance of common stock under Employee Stock Purchase Plan (ESPP)			39,811	—	332	—	332
Issuance of common stock for settlement of restricted stock units			11,250	—	—	—	—
Stock-based compensation	—	—	—	—	5,028	—	5,028
Net loss	—	—	—	—	—	(27,496)	(27,496)
Balance as of September 30, 2021	—	$—	39,003,504	$39	$314,675	$(120,726)	$193,988

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	10,466,169	$48,426	2,444,904	$2	$969	$(34,717)	$(33,746)
Issuance of common stock upon exercise of stock options	—	—	68,170	1	44	—	45
Issuance of Series C redeemable convertible preferred stock	10,919,468	58,677	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock upon conversion of notes payable and accrued interest	2,593,110	13,978	—	—	—	—	—
Stock-based compensation	—	—	—	—	118	—	118
Net loss	—	—	—	—	—	(11,810)	(11,810)
Balance as of September 30, 2020	23,978,747	$121,081	2,513,074	$3	$1,131	$(46,527)	$(45,393)

The accompanying notes are an integral part of these condensed financial statements

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	$3	$1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred shares into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	—	121,080
Conversion of convertible notes into common stock	—	—	1,470,947	2	24,980	—	24,982
Issuance of common stock upon IPO, net of issuance costs	—	—	10,350,000	10	159,888	—	159,898
Issuance of common stock upon exercise of stock options	—	—	440,055	—	516	—	516
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	39,811	—	332	—	332
Issuance of common stock for settlement of restricted stock units	—	—	11,250	—	—	—	—
Stock-based compensation	—	—	—	—	6,500	—	6,500
Net loss	—	—	—	—	—	(57,012)	(57,012)
Balance as of September 30, 2021	—	$—	39,003,504	$39	$314,675	$(120,726)	$193,988

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	6,712,085	$30,960	2,257,740	$2	$699	$(26,366)	$(25,665)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	3,754,084	17,466	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock	10,919,468	58,677	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock upon conversion of notes payable and accrued interest	2,593,110	13,978	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	255,334	1	197	—	198
Stock-based compensation	—	—	—	—	235	—	235
Net loss	—	—	—	—	—	(20,161)	(20,161)
Balance as of September 30, 2020	23,978,747	$121,081	2,513,074	$3	$1,131	$(46,527)	$(45,393)

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(57,012)	$(20,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,500	235
Allowance for doubtful accounts	259	—
Depreciation and amortization	2,158	153
Long-lived asset impairment	1,622	—
Inventory obsolescence charge	1,284	—
Remeasurement of derivative liabilities and convertible notes	281	2,795
Noncash interest expense	3	44
Noncash lease expense	384	229
Changes in assets and liabilities:
Inventory	(39,383)	—
Accounts receivable	(11,870)	—
Grant income receivable	58	1,651
Prepaid expenses and other current assets	(4,669)	(4,125)
Other assets	(7,165)	(685)
Accounts payable	6,472	3,667
Customer deposits	365	—
Accrued liabilities	10,255	950
Operating lease liabilities	(385)	(216)
Net cash used in operating activities	(90,843)	(15,463)
Cash flows from investing activities:
Acquisition of property and equipment	(10,777)	(5,486)
Net cash used in investing activities	(10,777)	(5,486)
Cash flows from financing activities:
Proceeds from issuance of common stock on IPO, net of issuance costs	159,898	—
Proceeds from issuance of convertible notes	—	11,139
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	76,143
Proceeds from exercise of stock options	464	198
Proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP)	332	—
Net cash provided by financing activities	160,694	87,480
Net increase in cash and restricted cash equivalents	59,074	66,531
Cash and restricted cash equivalents, beginning of period	60,550	4,100
Cash and restricted cash equivalents, end of period	119,624	70,631
Reconciliation to amounts on the balance sheets:
Cash	$117,286	$68,293
Restricted cash equivalents	2,338	2,338
Total cash and restricted cash equivalents	$119,624	$70,631
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$550	$38
Acquisition of right-of-use asset through operating lease obligation	$2,362	$—
Vesting of early exercise options	$52	$—
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$24,982	$—
Conversion of convertible redeemable preferred shares into common stock on IPO	$121,080	$13,978

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

Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operating activities since inception. The Company anticipates that it will continue to incur net losses into the foreseeable future. As of September 30, 2021, the Company had cash of $117.3 million and had an accumulated deficit of $120.7 million. The Company believes that cash as of September 30, 2021 will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying financial statements.

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

Other Risk and Uncertainties

While the Company generated $31.9 million of revenues from the sale of its test kits during the nine months ended September 30, 2021, there still remains uncertainty of future revenues from sales of its test kits. The Company is devoting most of its efforts to the sales and marketing and research and development of its test kits. The Company is subject to a number of product risks, including the receipt of regulatory approvals for additional indications of the COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for the COVID-19 test kit and rate of adoption of the COVID-19 test kit. The commercial success of the COVID-19 test kit was initially dependent upon physicians, and healthcare providers accepting and adopting the Company’s test kit. Since receiving the EUA authorization for OTC use, the Company’s commercial business has evolved to include partnerships with testing providers, distributors and businesses. The Company is also subject to risks related to compliance with government regulations, protection of proprietary technology, dependence on third-parties, product liability, and dependence on key individuals.

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

The accompanying balance sheet as of September 30, 2021, the statements of operations for the three and nine months ended September 30, 2021 and 2020, the statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and the statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021 and the results of its operations and cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These financial statements and accompanying notes should be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

Use of Estimates

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to recognition of grant income, the fair value of the Company’s pre IPO common stock and redeemable convertible preferred stock, the fair value of derivative liabilities and convertible notes payable, stock-based compensation, incremental borrowing rate, revenue recognition, inventory valuation, sales returns, warranty reserves, allowance for doubtful accounts, accrued research and development costs, uncertain tax positions, the recoverability of its long-lived assets and the valuation of deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

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

As of September 30, 2021, accounts receivable balance was $11.9 million. Three customers accounted for 18%, 15%, and 12% of accounts receivable balance. As of December 31, 2020, accounts receivable balance was $0.3 million and was comprised by the Company’s only customer. The Company evaluates the collectability of its accounts receivable based on historical collection trends and provides for an allowance for doubtful accounts. Allowance for doubtful accounts was $0.3 million and $0.0 million as of September 30, 2021 and December 31, 2020, respectively. Three customers accounted for 15%, 14% and 11% and one customer accounted for 10% of the Company’s revenue during the three and nine months ended September 30, 2021, respectively.

The Company is dependent on key suppliers, who are single source, for certain laboratory materials and inventory items. An interruption in the supply of these materials could temporarily impact the Company’s ability to manufacture its commercial inventory and perform development, testing and clinical trials related to its products. The Company is also dependent on its manufacturing and distribution partners that are critical to its ability to supply product to its end customers.

Fair Value Measurements

The carrying value of the Company’s cash, accounts receivable, grant income receivable, prepaid expenses, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items.

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

Cash, and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of September 30, 2021 and September 30, 2020, there were no cash equivalents.

As of September 30, 2021, the Company held a restricted cash balance of $2.3 million which was used to secure a letter of credit in relation to the Company’s contract manufacturer to secure certain purchases made on the Company’s behalf. The cash was deposited in a money market account with maturities of three months or less and thus considered a restricted cash equivalent.

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

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. Prior to obtaining the EUA authorization for its COVID-19 test kit on November 17, 2020, the Company charged $2.3 million of preapproval inventory to research and development expense. After receipt of the EUA in November 2020, the Company accounted for all production item purchases as inventory in accordance with its inventories policy below. Preapproval inventories previously recorded as research and development expense that are subsequently sold will have a zero cost of product. Subsequent to receipt of the EUA in November 2020, the Company utilized a portion of the preapproval inventory resulting in a remaining unused amount of $1.3 million as of December 31, 2020. As of the six months ended June 30, 2021, the Company utilized all of the preapproval inventory write-offs for cost of sales of $1.0 million and for selling, general and administrative and research and development activities of $0.3 million.

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established. The Company recorded $1.3 million of inventory obsolescence charges during the three and nine months ended September 30, 2021 related to an issue during transit for one of the key raw material components of its product.

Warranty

The Company offers a standard product warranty that our products will perform as intended upon the date of original delivery for a reasonable period of time, which is the shorter of date usage or product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company will regularly review these estimates to assess the appropriateness of our recorded warranty liabilities and adjust the amounts as necessary. As of September 30, 2021 and December 31, 2020, the accrued liability for warranty returns was not significant.

Grant Income Receivable

Grant income receivable consists of billed and unbilled amounts earned from various government grants for costs incurred prior to the period end under reimbursement contracts. The amounts are billed to the respective government agencies. As collection is deemed probable, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are recorded as operating expense in the Company’s statements of operations. Of the amounts presented on the balance sheets as grant income receivable, $0.1 million and $0.2 million were unbilled as of September 30, 2021 and December 31, 2020, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the balance sheets. The Company did not have any finance leases as of September 30, 2021 and December 31, 2020.

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

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to property and equipment when management determines that the remaining carrying value will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of assets may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value, with the difference recorded as an impairment charge. Assets are evaluated for impairment on an individual basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates assets by assessing if long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life as its primary indicator of potential impairment. The fair value of assets is determined as the present value of the estimated future cash flows, adjusted as necessary for market participant factors. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. For the three and nine months ended September 30, 2021, a $1.6 million impairment of long-lived assets was recorded, there was no impairment recorded during the same periods in 2020. See additional discussion in Note 4, Other Financial Information.

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

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the IPO, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. There was $2.2 million of deferred offering costs related to the Company’s IPO recorded as other assets on the Company’s balance sheet as of December 31, 2020. The Company recorded additional offering costs between December 31, 2020 and February 9, 2021 and recorded $3.7 million as an offset to the IPO proceeds as additional paid in capital on the closing date.

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

All of the Company’s revenue has been derived from sales of its test kits. Since receiving the initial EUA in the fourth quarter 2020, the Company marketed its test products to physicians and licensed healthcare providers in the United States. On April 9, 2021, the Company received its first FDA EUA authorization for OTC non-prescription use and expanded its marketing to include domestic testing providers, distributors, businesses and international distributors.

Collection of the Company’s net receivables generally occur within 30 days of billing. Contracts do not contain significant financing components based on the typical period of time between delivery of products and collection of consideration. Customers in certain countries outside of the United States pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

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

The following table sets forth the Company’s revenue by geographic area based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$10,452	$—	$25,240	$—
International	4,524	—	6,691	—
Total revenue	$14,976	$—	$31,931	$—

Grant Income

The Company earns grant income for performing tasks under research and development agreements with governmental agencies.

In July 2018, the Company entered into an agreement with the Biomedical Advanced Research and Development Authority (“BARDA”), a division within the U.S. Department of Health and Human Services (“HHS”), for an award of up to $10 million to demonstrate the feasibility of a novel in-home, disposable, point-of-care rapid diagnostic assay for the detection of Influenza A and B for work performed through July 2020. In September 2019, the Company amended its agreement with BARDA to increase the award to $21.5 million and extend the reporting period through July 2022. The Company recognized grant income from BARDA of $0.0 for the three and nine months ended September 30, 2021, compared to $0.0 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. In July 2021, BARDA terminated the influenza contract for convenience.

The Company recognized grant income from other governmental agencies of $0.1 million and $0.4 million during the three and nine months ended September 30, 2021, respectively, compared to less than $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively.

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

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were less than $0.1 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, compared to $0.0 million in 2020, and are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, and options and restricted stock units outstanding under the Company’s stock option plan. For the nine months ended September 30, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net loss attributable to common stockholders basic and diluted	$(27,496)	$(11,810)	$(57,012)	$(20,161)
Denominator
Weighted-average number of common stock outstanding, basic and diluted	38,667,615	2,481,678	33,348,104	2,341,135
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(4.76)	$(1.71)	$(8.61)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	23,978,747
Options to purchase common stock	4,713,028	4,634,044
Unvested restricted stock units	1,763,445	—
Total	6,476,473	28,612,791

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

Note 3. Fair Value Measurements

The Company’s restricted cash equivalent is measured at fair value on recurring basis and is classified as Level 1 input. The restricted cash equivalent is a money market account that the Company opened in August 2020. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of
	September 30, 2021
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
Total	2,338	—	—

	Fair Value Measurements as of
	December 31, 2020
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
Total	2,338	—	—
Liabilities
Convertible notes payable	$—	$—	$24,694
Total	—	—	24,694

The Company did not have any financial instruments measured at fair value on a recurring basis as of September 30, 2021.

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below.

	September 30, 2021	September 30, 2020
Fair value at beginning of the period	$24,694	$—
Initial fair value of instruments issued	—	11,139
Change in fair value of instruments and accrued interest, net	288	2,839
Extinguishment of instruments held at fair value	(24,982)	(13,978)
Fair value at end of the period	$—	$—

In order to determine the fair value of the convertible notes issued in December 2020, (the “2020B Notes”), the Company utilized the probability-weighted expected return method (“PWERM”). See additional information on the 2020B Notes in Note 7. The PWERM relies on a forward-looking analysis to determine the fair value. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. The fair value estimate relied upon in the PWERM scenario was based on likelihood of achieving four liquidity events, i) an initial public offering ii) merger or acquisition of the Company given prevailing market conditions iii) change of control iv) maturity of the convertible notes. Estimates and assumptions impacting the fair value measurement include future value under the various conversion scenarios, discount rate, discount period, discount factor and probability of occurrence of each scenario, as best estimated by management.  The estimated future value of the notes for each scenario is then discounted to present value using a discount rate. The future value was determined based on the estimated term to the event from valuation date as determined by management. The exit value in an IPO scenario is based on banker indications as well as an analysis of guideline companies that went public within the past few years that are broadly comparable to the Company. The exit value of an M&A scenario is determined by management with an estimated premium applied to the IPO value estimate. The discount rate, discount period, and probability of the occurrence of liquidity scenarios are estimates made by the management.

The convertible notes were measured at fair value one last time upon extinguishment on February 9, 2021 in connection with the Company’s IPO.

Note 4. Other Financial Information

Inventory

Inventory consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$41,531	$4,865
Finished goods	1,433	—
Total	$42,964	$4,865

Other Current Assets

Other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Jabil receivable	$9,608	$798
Other	472	46
Total	$10,080	$844

Property and Equipment, Net

	September 30,	December 31,
	2021	2020
Construction in progress	$2,761	$15,308
Machinery and equipment	25,149	4,679
Website development costs	1,049	—
Furniture and fixtures	177	88
Leasehold improvements	1,142	501
Total, at cost	30,278	20,576
Accumulated depreciation and amortization	(3,323)	(1,168)
Property and equipment, net	$26,955	$19,408

Depreciation and amortization expense was $1.3 million and $2.2 million for the three and nine months ended September 30, 2021, respectively, compared to less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively. During the three months ended September 30, 2021, the Company deployed $10.5 million of assets into production from construction-in-progress, with the major portion of the remaining balance expected to be placed in service in the fourth quarter of 2021. Construction-in-progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation. Construction-in-progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

During the quarter ended September 30, 2021, the Company identified a trigger for impairment assessment related to certain long-lived assets in the Auburn Hills, Michigan manufacturing facility. This facility is operated by Jabil, the commercial manufacturing provider of its COVID-19 test kit. While the Company has not yet committed a plan to exit the Auburn Hills facility or restructure its manufacturing operations, facts and circumstances indicate that the costs of certain assets, primarily those associated with a dry room affixed to the Auburn Hills facility, will not be recovered before the end of their previously estimated useful life. As a result, the Company has recorded an impairment charge of $1.6 million during the three months ended September 30, 2021, related to these assets.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Professional fees	$664	$1,577
Accrued manufacturing and inventory purchases	9,726	1,165
Taxes	447	204
Payroll liabilities	2,515	604
Royalty liabilities	447	—
Early exercise liability	207	263
Facilities	476	—
Freight	431	—
Accrued deferred offering costs	—	487
Other	281	145
Total	$15,194	$4,445

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

As partial consideration of the rights granted to the Company under the Eiken Agreement, the Company made an upfront payment to Eiken of $24. The Company also made an additional payment in July 2021 for $24 (based on the December 31, 2020 conversion ratio of 103.56 yen to one U.S. dollar). The Company recorded the upfront payment and second payment as research and development expense on the statement of operations for the year ended December 31, 2020 and September 30, 2021, respectively. In April 2021, the Company paid the first installment of the world-wide license in the amount of $9. The second installment for the world-wide license of $9 was paid in July 2021. In addition, the Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a cost of goods sold. Royalty expense for the three and nine months ended September 30, 2021 were $0.5 million and $1.0 million, respectively, compared to $0.0 million for the three and nine months ended September 30, 2020.

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

Manufacturing Services Agreement with Jabil

On September 10, 2020, the Company entered into a manufacturing services agreement (“Jabil MSA”) with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with the Company’s specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without the Company’s prior written consent. The Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast. As of September 30, 2021, the Company has an outstanding non-cancellable purchase commitment of $26.3 million related to the Jabil MSA.

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

Other Commitments

As of September 30, 2021, the Company has additional outstanding non-cancellable purchase commitments for $48.2 million for raw material purchases and fixed assets related to expanding the Company’s manufacturing capacity.

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

In July 2021, the Company entered into an operating lease agreement for space within a building in Emeryville. The lease commenced on July 6, 2021 and has a lease term expiring on June 30, 2024 with two options to extend the lease term for a period of 3 years each.

In August 2021, the Company entered into an operating lease agreement for space within a building in San Jose. The lease commenced on August 30, 2021 and has a 2-year term with an auto renewal for another 2-year period upon expiration of every such bi-annual term. On September 14, 2021, the Company amended the original operating lease for San Jose, to increase the amount of leased space. The expansion lease was effective as of September 1, 2021.

Leases with an initial term of 12 months or less are not recorded on the balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s balance sheets as of September 30, 2021 and December 31, 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of September 30, 2021, are as follows:

Operating
Leases
Year ending December 31:
2021 (Oct 2021 onwards)	$402
2022	1,411
2023	1,040
2024	147
Total	3,000
Less: imputed interest	(212)
Present value of operating lease liabilities	2,788
Less: current portion	(1,424)
Operating lease liabilities, net of current portion	$1,364

Additional information related to the Company’s leases was as follows for the three and nine months ended September 30, 2021:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$253	$109	$471	$327
Short-term lease cost	$312	$99	$939	$289

As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term for operating leases was 2.1 years and 2.4 years, respectively. As of September 30, 2021 and December 31, 2020, the weighted-average discount rate for operating leases was 7.4% and 13.1%, respectively.

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

Pursuant to the 2020A Notes, the outstanding principal balance and unpaid accrued interest was automatically convertible into equity shares in the next equity financing round of at least $10 million (“2020A Qualified Financing”) at a price per share equal to the lower of (i) 80% of the price paid per share for equity securities by the investors in the 2020A Qualified Financing or (ii) the quotient resulting from dividing $95 million by the number of shares of outstanding common stock on a diluted basis immediately prior to the closing of the 2020A Qualified Financing. If the next financing was not a 2020A Qualified Financing (“2020A Non-Qualified Financing”), the holders of a majority of the outstanding principal of the 2020A Notes also had the option to convert the outstanding principal balance and unpaid accrued interest into equity shares issued in the 2020A Non-Qualified Financing on the same terms set forth for a 2020A Qualified Financing. In addition, if the Company consummated a change of control, it would be required to convert the outstanding principal balance of the 2020A Notes and any unpaid accrued interest into shares of a newly created series of preferred stock having the identical rights, privileges, preferences and restrictions as the Series B. Additionally, in the event that the 2020A Notes had not converted into equity securities by June 12, 2021, the outstanding principal and unpaid accrued interest of each of the 2020A Notes would have automatically converted into shares of Series B at a conversion price equal to the original issuance price.

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

Conversion of Convertible Notes Payable

On February 9, 2021, upon the closing of the IPO, the 2020B Notes and accrued interest automatically converted into shares of common stock at a conversion price equal to 80% of the IPO price per share, which resulted in the issuance of 1,470,947 shares of common stock.

Note 8. Capital Stock

Redeemable Convertible Preferred Stock

Under the Company’s amended and restatement certificate of incorporation, the Company is authorized to issue 14,382,437 shares of preferred stock designated as Series A, of which 3,274,913 were issued in October 2015.

On March 6, 2019, the Company amended and restated its certificate of incorporation to, among other things, increase its authorized shares of redeemable convertible preferred stock from 14,382,437 to 27,858,121 shares, of which 13,742,223 shares are designated as Series B and set forth the rights, preferences and privileges of the Series B. On July 24, 2019, the Company amended and restated its certificate of incorporation to increase its authorized shares of redeemable convertible preferred stock from 27,858,121 to 28,931,242, including increasing the shares designated as Series B to 14,815,344. On November 4, 2019, the Company amended and restated its certificate of incorporation to increase its authorized shares of redeemable convertible preferred stock from 28,931,242 to 29,208,635, including increasing the shares designated as Series B to 15,092,737.

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

On February 9, 2021, in connection with the closing of the IPO, all shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

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

As of September 30, 2021, the Board had not declared any dividends.

Liquidation Preference and Redemption

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event, the holders of shares of Series C then outstanding were entitled to be paid before any payment is made to the holders of the Series B, Series A or common stock, the Series C liquidation preference, which is equal to the greater of (i) one times the Series C original issue price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series C been converted into common stock. Upon satisfaction of Series C liquidation preference, the Series B liquidation preference, which is equal to the greater of (i) the per share liquidation preference plus all declared but unpaid dividends or (ii) the amount per share as would be payable had all shares of Series B been converted into common stock, is paid prior to any other preferences. Upon the satisfaction of the Series B liquidation preference, the Series A liquidation preference, which is equal to the greater of (i) the per share liquidation preference plus all declared but unpaid dividends or (ii) the amount per share as would be payable had all shares of Series A been converted into common stock, is paid prior to any additional preferences. Following the satisfaction of the liquidation preferences, all holders of shares of common stock participate in any remaining distribution on a pro rata basis based on the number of shares of common stock then held. As of December 31, 2020, the liquidation preference per share for Series A, Series B, and Series C was $5.1185, $4.6616 and $5.3905 respectively.

Each of the following events was considered a “Deemed Liquidation Event” unless the holders of at least a majority of the outstanding shares of redeemable convertible preferred stock on an as-converted basis elect otherwise by written notice sent to the Company at least five (5) days prior to the effective date of any such event:

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

Conversion

Each share of redeemable convertible preferred stock would be automatically convertible into common stock at its then-effective conversion price (discussed below) (i) upon the vote or written consent of the holders of at least a majority of the then outstanding shares of redeemable convertible preferred stock on an as-converted basis, or (ii) upon the completion of a firm underwritten public offering of the Company’s common stock with gross proceeds of at least $50.0 million.

In addition, each share of the Company’s redeemable convertible preferred stock would be convertible, at the option of the holder, into shares of common stock by dividing the initial conversion prices by the conversion price in effect at the time of conversion.

The following table summarizes the number of shares of common stock into which each share of redeemable convertible preferred stock could have been converted as of December 31, 2020:

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

Voting

The holder of each share of redeemable convertible preferred stock was entitled to one vote for each share of common stock into which it would convert. The holders of Series A, exclusively and as a separate class, are entitled to elect one director. In addition, the holders of record of the shares of Series B, exclusively and as a separate class, were entitled to elect two directors. The holders of Series C, exclusively and as a separate class on an as-converted basis, were entitled to elect one director.

Redemption

The convertible preferred stock was not redeemable at the option of the holders.

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

The Company had shares of common stock reserved for future issuance upon the exercise or conversion of the following:

	September 30,	December 31,
	2021	2020
Redeemable convertible preferred stock	—	23,978,747
Common stock option grants issued and outstanding under 2014 Plan	4,111,225	4,587,700
Common shares issuable on conversion of convertible notes payable	—	1,470,947
Common stock reserved for issuance under 2021 Plan (which superseded the 2014 Plan)	2,955,624	206,012
Common stock option grants issued and outstanding under 2021 Plan	507,842	—
Restricted stock units issued and outstanding	1,763,445	—
Common stock reserved for issuance under ESPP	710,189	—
Total shares of common stock reserved for future issuance	10,048,325	30,243,406

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

The Company had the following activity for RSUs for the nine months ended September 30, 2021:

	Underlying Shares	Weighted- Average Grant Date Fair Value	Aggregate Fair Value
Balance as of December 31, 2020	—	—	—
Granted	1,891,515	$7.11	$13,454,392
Vested	(11,250)
Canceled or forfeited	(116,820)
Balance as of September 30, 2021	1,763,445	$6.81	$13,402,182

On July 31, 2021, the Company cancelled 100,000 RSUs, which were not yet vested, upon the departure of a former executive officer. During the three months ended September 30, 2021, the Company accelerated the vesting and settlement of 11,250 RSUs upon the departure of a different executive officer pursuant to their separation agreement. The Company recognized $0.1 million of stock-based compensation expense related to the acceleration of vesting in conjunction with such separation agreement.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Balance as of December 31, 2020	4,587,700	$1.51	9.2	$3,152
Granted	634,093	17.00
Exercised	(440,055)	1.06		3,453
Cancelled	(162,671)	13.46
Balance as of September 30, 2021	4,619,067	$3.26	7.0	$24,823
Options vested and expected to vest as of September 30, 2021	4,619,067	$3.26	7.0	$24,823
Options vested and exercisable as of September 30, 2021	1,931,399	$2.05	5.2	$11,507

The aggregate intrinsic value of options exercised was $2.1 million and $3.5 million for the three and nine months ended September 30, 2021. The aggregate intrinsic value of options exercised was $0.4 million for the three and nine months ended September 30, 2020. During the three months ended September 30, 2021, the Company accelerated the vesting of 604,642 shares related to the departure of an executive officer as part of their separation agreement. The Company recognized $4.1 million of stock-based compensation expense related to the acceleration of vesting in conjunction with such separation agreement.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Estimated fair value of common stock	$—	$0.73	$17.00	$0.44
Expected term (in years)	—	6.1	5.9	6.0
Risk-free interest rate	0.0%	0.4%	0.6%	0.4%
Dividend yield	—	—	—	—
Volatility	0.0%	43.3%	46.9%	44.8%

Common stock fair value—Prior to the IPO the fair value of the Company’s common stock was determined by the Board with assistance from management. The Board determined the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Following the closing of the IPO, the fair value of the Company’s common stock is the closing price of the common stock as reported on the Nasdaq Global Select Market.

Dividend yield of zero—The Company has not declared or paid dividends.

Risk-free interest rates—The Company applied the risk-free interest rate based on the US Treasury yield for the expected term of the option.

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

The weighted-average grant date fair value of the options granted as calculated using the Black-Scholes option-pricing model was $7.52 and $0.81 per share for the nine months ended September 30, 2021 and 2020, respectively. The Company did not grant options during the three months ended September 30, 2021.

Total compensation cost for share-based payment arrangements recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of products sold	$91	$—	$351	$—
Research and development	274	45	695	112
Selling, general and administrative	4,663	73	5,454	123
Total	$5,028	$118	$6,500	$235

Total compensation costs as of September 30, 2021 related to non-vested awards to be recognized in future periods was $4.4 million and is expected to be recognized over the weighted-average period of 2.6 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. The ESPP will be implemented through a series of offerings of purchase rights to eligible employees. Under the ESPP, the Company's Board of Directors may specify offerings but generally provides for a duration of 6 months. The first offering period began in February 2021 and closed in August 2021.

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

In February 2021, the Company’s employees enrolled in the offering period (“first offering”) to purchase a variable number of shares of its common stock under the ESPP at the purchase date. In August 2021, the employees purchased 39,811 shares from the first offering at $8.33 per share

In August 2021, the Company’s employees enrolled in the offering period (“second offering”) to purchase a variable number of shares of its common stock under the ESPP at the purchase date. The shares were measured at grant date using a weighted-average fair value of $5.16 per share under a Black Scholes valuation model. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation related to its ESPP. There was $0.2 million of unrecognized stock-based compensation expense for the three and nine months ended September 30, 2021, related to the ESPP that is expected to be recognized over an average vesting period of 0.39 years.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Estimated fair value of common stock	$9.80	$—	$12.45	$—
Expected term (in years)	0.5	—	0.5	—
Risk-free interest rate	0.1%	0.0%	0.1%	0.0%
Dividend yield	—	—	—	—
Volatility	139.1%	0.0%	108.7%	0.0%

Note 10. Income Taxes

The Company did not record a provision or benefit for income taxes during the three and nine months ended September 30, 2021 and 2020. The Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

The Company incurred $0.1 million and $0.1 million in consulting expenses with individuals related to a former executive officer or its Board of Directors during the nine months ended September 30, 2021 and 2020, respectively. Additionally, the Company recorded revenues of less than $0.1 million and $0 million from individuals or companies related to an executive officer or its Board of Directors during the nine months ended September 30, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim condensed  financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on March 31, 2021 (the “2020 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2020 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to "Lucira," the "company," "we," "our" and "us" refer to Lucira Health.

Overview

We are a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. We have developed a testing platform that produces centralized-laboratory-accurate molecular testing in a single-use and consumer-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. We designed our test kits to provide accurate, reliable and on-the-spot molecular test results anywhere and at any time. We believe the COVID-19, pandemic has shown the infectious disease testing infrastructure in the United States was not designed to accommodate the immediate demands of infectious disease control on a mass-population scale. There are currently not enough testing options that provide on-the-spot, accurate results at an affordable price point. Mass-population infectious disease testing requires a testing platform that can provide accurate and clinically relevant results on-the-spot, be affordably mass produced, portable and easy-to-use anywhere. Our LUCIRA COVID-19 All-In-One Test Kit used in the point-of-care, or POC, and prescription at-home settings and our LUCIRA CHECK IT COVID-19 Test Kit, or CHECK IT test kit, used over-the-counter, or OTC, utilize identical components and are referred to as test kit or COVID-19 test kit.  Our test kit is designed to provide a clinically relevant COVID-19 result within 30 minutes from sample collection. We believe, at scale, it will be an affordable, mass-population testing solution. Our initial focus is within respiratory diseases, starting with COVID-19 and influenza A and B virus indications. Leveraging our early work on the detection of sexually transmitted infections, specifically assays to detect chlamydia and gonorrhea, we have been optimizing and evaluating these assays for possible future commercialization.

Our first clinical trial was conducted among symptomatic individuals and demonstrated the molecular accuracy of our COVID-19 test kit as comparable to the known high sensitivity Hologic Panther Fusion SARS-CoV-2 assay, or Hologic Panther Fusion. This clinical trial was initiated in September 2020 and supported our first Emergency Use Authorization, or EUA. The Hologic Panther Fusion is a high sensitivity molecular assay due to its low Limit of Detection, or LoD, as labeled in its U.S. Food and Drug Administration , or FDA, emergency use authorization, or EUA. In this clinical trial, we collected samples from 101 subjects, tested the samples head-to-head against the Hologic Panther Fusion and achieved 94.1% positive percent agreement (96.0% with discrepant testing) and 98.0% negative percent agreement. Our strong clinical performance was enabled by our LoD of 900 copies per mL of viral transfer media equivalent, or cps / mL VTM equivalent, which allows our COVID-19 test kit to detect viral genetic material in orders of magnitude better than antigen tests. In addition, our COVID-19 test kit is easy-to-use. Specifically, 100% of patients successfully performed self-testing at home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 users at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back. On November 17, 2020, we received an EUA, from the FDA for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC, with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. Our prescription at-home use indication does not require healthcare provider telehealth or video observation. Our test kit was the first FDA-authorized, under an EUA, COVID-19 test that allows patients to test themselves and receive results at home.

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

We submitted EUA applications to the FDA for the expansion of our current EUA to include asymptomatic individuals and OTC use in February 2021. On April 9, 2021, we received our first FDA EUA authorization for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection).  Our COVID-19 test kit is the first single-use molecular test that provides polymerase chain reaction, or PCR, quality molecular accuracy to receive FDA EUA authorization.  On June 30, 2021, we withdrew our pending EUA application with the FDA that was intended to expand our current prescription EUA for suspected symptomatic individuals to include asymptomatic individuals because we decided to refocus on an FDA 510(k) submission.

On April 26, 2021, we received authorization with conditions from Health Canada for our CHECK IT test kit, and the conditions were removed on June 1, 2021. On October 12, 2021, we received Pandemic Special Access Route, or PSAR, approval for our CHECK IT test kit by Singapore's Health Sciences Authority.

To facilitate public health reporting for OTC users [in the United States], we have developed a text based secure web portal to provide verified test results in the form of a LUCI Pass back to a user’s phone, as well as transmit results to relevant public health authorities. Late in the second quarter of 2021, we decided to temporarily halt online sales of our CHECK IT test kit as we prioritized distribution to our partnerships. We reactivated online ordering via our website in October 2021.

Going forward, we are developing a combination COVID-19 and influenza A and B viruses test kit, and later an influenza test kit, for OTC use. We also plan to leverage our early assay work as well as subsequent assay work on the detection of sexually transmitted infections and other respiratory infections to evaluate for possible expansion of our testing menu.

Since inception and prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit, for which we have received government grants from the Biomedical Advanced Research and Development Authority, or BARDA, to assist with development. As a result of the COVID-19 pandemic and based on clinical trials of our influenza test kit to date, we refocused our near-term business strategy to respond to the COVID-19 pandemic and focus on the development and commercialization of our COVID-19 test kit. In July 2021, BARDA terminated the influenza contract for convenience.

Since inception through September 30, 2021, we have generated $32.3 million of revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock purchases. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

We have historically incurred substantial net losses as we continue to develop and begin commercializing our COVID-19 test kit and we expect to incur additional losses and increased expenses in future periods. As of September 30, 2021, we had an accumulated deficit of $120.7 million.

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

In 2020, we entered into several license and manufacturing and services agreements. For a more detailed description of our license and manufacturing and services agreements, see Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Factors Affecting Our Business

We believe the following significant factors affect our business:

•

Approval and Market Adoption of Our Test Kits. Our commercial success, including acceptance and use of our COVID-19 test kit, will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory approvals for additional indications of our COVID-19 test kit and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our COVID-19 test kit and rate of adoption of our COVID-19 test kit. The commercial success of our COVID-19 test kit was initially dependent upon physicians and healthcare providers accepting and adopting our test kit. Once the OTC EUA was received, the universe of potential customers expanded to include the general public, corporations, distributors and other entities that use our test for employee, member and customer testing as well as certain international customers. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.

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

•

Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the size of the COVID-19 diagnostic testing market and the timing of fluctuations in that market are uncertain. The FDA issued two EUAs in December 2020 and third EUA in February 2021 for COVID-19 vaccines, gave full approval of Pfizer’s vaccine in August 2021, and by October 2021 amended the EUAs for COVID-19 vaccines to allow for the use of a single booster dose for certain groups of people. Vaccines and new therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. However, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing even with the widely administered use of efficacious vaccines. We believe this is largely due to the emergence and spread of new variant strains of COVID-19 and future spikes of COVID-19 infections that may increase demand for testing. Furthermore, we believe the COVID-19 pandemic has resulted in hyper-sensitivity to symptoms and broader awareness of the disease. We continue to perform routine surveillance of emerging variants by evaluating reactivity against sequence databases. Based on our results, our COVID-19 test kit is reactive to the variants currently highlighted by the CDC and the WHO, including the Delta variant. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostics grows and the regional fluctuations in COVID-19 disease prevalence.

•

Seasonality. Our ability to accurately forecast demand for our test kits could be negatively affected by many factors, including seasonal demand. We may experience fluctuations in customer and user demand based on seasonality, which for COVID-19, remains uncertain. However, for example, because influenza typically occurs in the fall and winter seasons, we expect our forecasts of inventory for these seasons to reflect a significant increase in inventory relative to our forecasts for the spring and summer seasons. Demand for our COVID-19 test kits has outstripped supply, but as we continue to automate and scale manufacturing, inventory levels in excess of customer and user demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected.

Operations

Our corporate headquarters are currently located in Emeryville, California, where we lease 6,353 square feet of office, research and development space pursuant to a lease agreement that expires in March 2022. Pursuant to the same lease agreement, we lease an additional 4,211 square feet of office and development space in Emeryville, California that expires in January 2024. In July 2021, we leased an additional 13,267 square feet of office, research and development space in Emeryville, California that expires in June 2024. In August 2021, we leased an additional 14,835 square feet of office and laboratory space in San Jose, California which serves as our quality headquarters. We believe these facilities are adequate to meet our needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

As of September 30, 2021, we had 102 full-time employees and 82 contractors. Our employees are primarily located in Emeryville, California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

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

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis – Critical Accounting Policies and Significant Management Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2020, except for those accounting subjects discussed in Note 2 to the unaudited condensed financial statements titled Recently Adopted Accounting Standards included in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Net sales	$14,976	$—	$14,976	100%	$31,931	$—	$31,931	100%
Cost of products sold	14,837	—	14,837	100%	32,710	—	32,710	100%
Impairment of long-lived assets	1,622	—	1,622	100%	1,622	—	1,622	100%
Gross profit/(loss)	(1,483)	—			(2,401)	—
Operating expenses:
Research and development	14,342	8,793	5,549	63%	30,741	16,108	14,633	91%
Selling, general and administrative	11,788	1,662	10,126	609%	23,988	3,221	20,767	645%
Total operating expenses	26,130	10,455			54,729	19,329
Loss from operations	(27,613)	(10,455)			(57,130)	(19,329)
Other income (expense), net:
Grant income	112	30	82	273%	393	2,007	(1,614)	(80%)
Interest income (expense)	5	(34)	39	(115%)	6	(44)	50	(114%)
Remeasurement of derivative liabilities and convertible notes	—	(1,351)	1,351	(100%)	(281)	(2,795)	2,514	(90%)
Total other income (expense), net	117	(1,355)			118	(832)
Net loss	$(27,496)	$(11,810)			$(57,012)	$(20,161)

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

Much like our revenues, we began to generate cost of products sold in December 2020 after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit whereas we did not conduct revenue generating activities during the same period in 2020. Costs of products sold include cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense. For the three and nine months ended September 30, 2021, we sold no inventory and $1.0 million of inventory, respectively, that was previously written off prior to the receipt of EUA.

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

Research and Development

Research and development expenses increased $5.5 million, or 63%, in the three months ended September 30, 2021, compared to the same period in 2020. This increase was primarily due to increased expenses related to continued development and clinical activities to support new products and to support manufacturing activities, including the redevelopment of our manufacturing and quality release process in the Dominican Republic. We supported research and development activities such as test kit development and testing, and validation of manufacturing activities related to our COVID-19 test kit through increased personnel-related expenses of $1.2 million, third-party professional services of $1.1 million, depreciation expense of $0.3 million, and supplies and materials of $1.6 million compared to the same period in 2020.

Research and development expenses increased $14.6 million, or 91%, in the nine months ended September 30, 2021, compared to the same period in 2020. This increase was primarily due to increased expenses related to our development and clinical activities to support new products, our submission of an EUA for OTC use with respect to our COVID-19 test kit and to support manufacturing activities, including the redevelopment of our manufacturing and quality release process in the Dominican Republic. We supported research and development activities such as test kit development and testing, clinical trials and validation of manufacturing activities related to our COVID-19 test kit through increased personnel-related expenses of $2.5 million, third-party professional services of $5.2 million, depreciation expense of $0.7 million, and supplies and materials of $2.9 million compared to the same period in 2020.

Selling, General and Administrative

Selling, general and administrative expenses increased $10.1 million, or 609%, in the three months ended September 30, 2021, compared to the same period in 2020. This increase was primarily due to an increase in headcount and personnel-related expenses of key, executive-level employees of $6.7 million which includes a one-time expense of $4.3 million related to the departure of a former executive, professional expenses of $1.3 million to support our commercial activities, office related expenses of $0.5 million which primarily relate to additional leased locations, and public company insurance of $1.2 million compared to the same period in 2020.

Selling, general and administrative expenses increased $20.8 million, or 645%, in the nine months ended September 30, 2021, compared to the same period in 2020. This increase was primarily due to an increase in headcount and personnel-related expenses of key, executive-level employees of $10.5 million which includes a one-time expense of $4.3 million related to the departure of a former executive, professional expenses of $4.7 million to support our commercial activities, office related expenses of $1.3 million which primarily relate to additional leased locations, and public company compliance and insurance of $3.3 million compared to the same period in 2020.

Grant Income

Grant income increased $0.1 million, or 273%, and decreased $1.6 million, or 80%, in the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020. This decrease was primarily due to the stoppage of BARDA billing in June 2020 as we shifted our near-term business strategy from the development of influenza test kits to respond to the COVID-19 pandemic.

Remeasurement of Derivative Liabilities and Convertible Notes

The change in remeasurement of derivative liabilities and convertible notes decreased $1.4 and $2.5 million during the three and nine months ended September 30, 2021, respectively, compared to the same period in 2020 primarily due to change in fair value upon conversion of the 2020B Notes to common stock.

Liquidity and Capital Resources

Based on our current planned operations, we expect that our existing cash will enable us to fund our business operations for at least 12 months from the date hereof. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

We have incurred net losses since our inception. For the three and nine months ended September 30, 2021, we incurred a net loss of $27.5 million and $57.0 million, respectively, compared to $11.8 million and $20.2 million, respectively, for the same periods in 2020. We expect to incur additional losses and increased operating expenses in future periods. As of September 30, 2021, we had an accumulated deficit of $120.7 million. To date, we have generated only limited grant income and product revenue, and we may never achieve revenue sufficient to offset our expenses.

Prior to our IPO, our primary sources of capital were from the sales and issuances of convertible notes, shares of preferred stock, grant income, and to a lesser extent, option exercises.

In December 2020, we issued and sold 2020B Notes in the aggregate principal amount of $20.0 million in a private placement, which, in addition to the accrued interest thereon, automatically converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million. As of September 30, 2021, we had $117.3 million in cash.

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

In January 2015, we entered into a lease for office, research and development space located in Emeryville, California that expires in March 2022. Pursuant to the same lease agreement, we leased additional square feet of office and development space in Emeryville, California that expires in January 2024. For the 12-month period ending September 30, 2022, we project that our fixed commitments will include $1.5 million of lease payments.

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

As of September 30, 2021, we had non-cancellable purchase commitments of $74.5 million, consisting primarily of $48.2 million of raw material purchase commitments and fixed assets related to expanding our manufacturing capacity, and $26.3 million pursuant to the manufacturing services agreement, or Jabil MSA, with Jabil Inc., or Jabil, and technical services agreement with Jabil, or Jabil TSA. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(90,843)	$(15,463)
Investing activities	(10,777)	(5,486)
Financing activities	160,694	87,480
Increase in cash and restricted cash equivalents	$59,074	$66,531

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $90.8 million, consisting primarily of our net loss of $57.0 million and changes in our net operating assets and liabilities of $46.3 million, partially offset by adjustments for non-cash charges of $12.5 million. The non-cash charges were primarily driven by $6.5 million in stock-based compensation expense, $2.2 million in depreciation and amortization, $1.6 million in impairment on long-lived assets, $1.3 million in inventory write-off adjustment, $0.3 million of allowance for doubtful accounts, $0.4 million in noncash lease expense and the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes. The net cash used by changes in our operating assets and liabilities were primarily driven by $39.4 million of inventory purchases, $11.9 million of accounts receivable, $11.8 million of prepaid expenses and other assets, partially offset by $17.1 million increases in accounts payable, accrued liabilities, and customer deposits. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $15.5 million, consisting primarily of our net loss of $20.2 million, partially offset by non-cash charges of $3.5 million and cash used by changes in our operating assets and liabilities of $1.2 million. The non-cash charges were primarily driven by the loss incurred of $2.8 million on the remeasurement to fair value of the 2020 Notes. Net cash used by changes in our operating assets and liabilities of $1.2 million was driven by $4.1 million in cash paid for prepaid supplies and materials. These operating uses of cash were partially offset by collections of $1.7 million in grant income receivable and increases of $4.6 million in accounts payable and accrued liabilities. The increases in accounts payable and accrued liabilities were largely due to increased expenditures on research and development and increased expenditures of general and administrative expenses to support our research and development efforts and to support us through our IPO. Similarly, the decrease in our grant income receivable is largely due to collections and decreased reimbursements from BARDA associated with the development of our influenza test kit. We ceased billing BARDA in June 2020 due to the refocus of our near-term business strategy to respond to the COVID-19 pandemic during the nine months ended September 30, 2020.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and September 30, 2020 was $10.8 million and $5.5 million, respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our COVID-19 test kit.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $160.7 million, consisting primarily of $159.9 million in proceeds from the issuance and sale of shares of our common stock as part of our IPO on February 9, 2021.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $87.5 million, consisting primarily of $76.1 million in net proceeds from the issuance redeemable convertible preferred stock and $11.1 million from the issuance of notes payable.

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

•

The continued production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow.

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

•

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not maintain market acceptance or continue to be successfully commercialized in the United States, which could negatively impact our business.

•

We are an early-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the manufacturing and distribution of our COVID-19 test kit and development and launch of any future test kits, our financial results could be adversely affected.

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

We have incurred net losses since our inception. For the three and nine months ended September 30, 2021, we incurred a net loss of $27.5 million and $57.0 million, respectively, compared to $11.8 million and $20.2 million, respectively, for the same periods in 2020. We expect to incur additional losses and increased operating expenses in future periods. As of September 30, 2021, we had an accumulated deficit of $120.7 million. To date, we have financed our operations principally from issuance and sale of our common stock through our recent initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets, and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing, and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a new and rapidly developing market could make it difficult to succeed and achieve our goals and could harm our future business prospects.*

Prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit. However, based on our clinical trials of our influenza test kit to date, we believe our molecular nucleic acid amplification technology is adaptable to detecting whether a person is shedding the SARS-CoV-2 virus that causes COVID-19. Although we plan to continue our development efforts of our influenza test kit, we have refocused our near-term business strategy to respond to the COVID-19 pandemic. The market for COVID-19 diagnostic testing is new and rapidly developing, which makes it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy.

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

•	the possibility that the FDA or similar foreign agency revokes our existing EUAs or similar foreign authorization for our COVID-19 test kit;
•	our ability to scale manufacturing to quantities sufficient to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;
•	unanticipated manufacturing delays;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of operating expenses, particularly manufacturing expenses, related to the expansion of our business, operations and infrastructure;
•	unanticipated delays in test kit development or test kit launches;
•	positive or negative media coverage, or public, user, healthcare provider and/or physician perception, of our COVID-19 test kit or competing products;
•	lack or perceived lack of sufficient clinical evidence supporting the accuracy or cost-effectiveness of our COVID-19 test kit over existing products;
•	the failure of physicians to prescribe our COVID-19 test kit;
•	the failure of third-party payors to cover or adequately reimburse our COVID-19 test kit for prescription at-home and non-laboratory use;
•	our ability to meet customer and user demand for our COVID-19 test kit;
•	our ability to achieve or maintain a consumer-appropriate retail price;
•	our ability to obtain, maintain and enforce our intellectual property rights; and
•	general economic and political conditions.

Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In addition, the continued production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. Currently there are companies developing vaccines and therapeutic treatments for COVID-19, and from December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines, and in August

2021 gave full approval to the Pfizer vaccine. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our COVID-19 test kit, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

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

On November 17, 2020, we received an EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. We submitted an amended EUA application to include detection of nucleic acid from SARS-CoV-2 in asymptomatic people in February 2021. On April 9, 2021, we received an EUA from the FDA for our COVID-19 test kit for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection). On June 30, 2021, we withdrew our pending EUA application with the FDA that was intended to expand our current prescription EUA for suspected symptomatic individuals to include asymptomatic individuals because we decided instead to refocus on an FDA 510(k) submission. Although we intend to pursue an FDA 510(k) submission for this test kit, we may be compelled to instead pursue an EUA. In the event that we need to pursue an EUA, the FDA may require additional data, including additional validation data and clinical performance data, and may not ultimately issue an authorization to expand our POC indication. Changes in FDA policies, guidance, and requirements for EUA application submission may delay FDA authorization of additional indications for our COVID-19 test kit. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, the FDA’s review of an amended or additional EUA application may be significantly delayed. The FDA may not grant an EUA for additional indications of our COVID-19 test kit on a timely basis or at all, which could harm our future business prospects.

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

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not maintain market acceptance or continue to be successfully commercialized in the United States, which could negatively impact our business.*

Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, is highly dependent on the successful and timely regulatory approval from the FDA and commercialization of our COVID-19 test kit. The regulatory and commercial success of our COVID-19 test kit will depend on a number of factors, some of which are outside our control, including the following:

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

The CDC has highlighted the emergence of four notable SARS-CoV-2 variants of concern: Alpha (also known as B.1.1.7) first detected in the U.K., Beta (also known as B.1.351, B.1.351.2, B.1.351.3) first detected in South Africa, Delta (also known as B.1.617.2,AY.1, AY.2, AY.3) first detected in India and Gamma (also known as P.1, P.1.1, P.1.2) first detected in Japan/Brazil.  Additionally, two variants of Interest have been identified to be rising in prevalence: Lambda (also known as C.37) first detected in Peru and Mu (also known as B.1.621) first detected in Columbia.  We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these variants are reactive to our COVID-19 test kit.  Our assay targets two non-overlapping regions of the N gene.  Hence the detection region is unaffected by the mutations of the spike protein of SARS-CoV-2 in the variant strains. As these particular viral strains become commercially available for testing, we intend to perform testing to confirm detection with these strains.

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
•

the ability of Jabil and other third parties with whom we may contract to manufacture our COVID-19 test kit and its components to manufacture and supply sufficient quantities of our COVID-19 test kit and its components to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;

•	limitation on use or warnings required by the FDA in our COVID-19 test kit labeling; and
•	availability of, or changes in, coverage or reimbursement rates for our COVID-19 test kit from government or other commercial or healthcare payors.

Our future success also depends upon consumers having an experience with our COVID-19 test kit that meets their expectations in order to increase demand for our COVID-19 test kit as a result of positive feedback and word-of-mouth. Consumers may be dissatisfied if their expectations of the diagnostic test and results are not met. Consumers may also be dissatisfied if they experience adverse events, such as device malfunctions, inaccurate readouts or significantly delayed responses or recalls. If our COVID-19 test kit does not meet the expectations of consumers, or if consumers experience adverse events, it could discourage consumers from repurchasing our COVID-19 test kit or referring our COVID-19 test kit to others. Further, dissatisfied consumers may express negative opinions through social media. Any failure to meet consumer expectations and any resulting negative publicity could harm our reputation and future sales.

Our near-term revenue will be primarily generated from sales of our COVID-19 test kit, and we are highly dependent on it for our success.

We expect that sales of our COVID-19 test kit will account for the substantial majority of our revenue for the foreseeable future. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of our COVID-19 test kit by consumers. We currently only have a  small number of existing customers and customers with whom we are actively negotiating contracts. We may not be able to successfully negotiate additional customer contracts in a timely manner, on terms favorable to us or at all. If we are unable to execute additional contracts and expand our customer base, we will not be able to increase our revenues which will have a material adverse impact on our business and results of operation. This risk is particularly exacerbated given our very early stage of commercial operations and limited experience with selling and commercializing our products and negotiating contracts with potential customers. We may not be successful in expanding our customer base significantly, or at all. Adoption and use of our COVID-19 test kit will depend on several factors, including, but not limited to the accuracy, affordability, reliability and ease of use of our test kit as compared to existing products, and coverage and reimbursement policies with respect to our COVID-19 test kit and products that compete with our COVID-19 test kit. Our COVID-19 test kit may not gain market acceptance, and any failure to do so would harm our business and results of operations.

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

If we are unable to expand our marketing infrastructure, we may fail to increase customer adoption of our test kits to meet our forecasts.*

We launched direct-to-consumer sales through our website after we received an EUA from the FDA for OTC use of our COVID-19 test kit in April 2021. Additionally, our COVID-19 test kit was made available on Amazon.com in May 2021. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. Furthermore, late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA CHECK IT test kit as we prioritized distribution to our partnerships. We reactivated online ordering again via our website in October 2021. We plan to derive a meaningful portion of our revenue from consumer purchases of our COVID-19 test kit. Our ability to expand direct-to-consumer sales and drive broad customer adoption of our test kits is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our test kits in a manner that complies with applicable laws and regulations.

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

Direct-to-consumer marketing and social media efforts may expose us to additional regulatory scrutiny, including from the Federal Trade Commission, or FTC, and other consumer protection agencies and regulators.*

In addition to the laws and regulations enforced by the FDA, advertising for non-restricted medical devices is subject to federal truth-in-advertising laws enforced by the FTC, as well as comparable state consumer protection laws. Our efforts to promote our prescription and OTC test kits via direct-to-consumer marketing and social media initiatives may subject us to additional scrutiny of our practices. For example, the FTC and other consumer protection agencies scrutinize all forms of advertising (whether in digital or traditional formats) for consumer-directed products and non-restricted medical devices to ensure that advertisers are not making false, misleading or unsubstantiated claims or failing to disclose material relationships between the advertiser and its products’ endorsers, among other potential issues.

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

We are an early-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the manufacturing and distribution of our COVID-19 test kit and development and launch of any future test kits, our financial results could be adversely affected.*

We are an early-stage company and have a limited operating history. We began our operations in 2013 and we commercially launched our COVID-19 test kit in the first quarter of 2021 in the United States in accordance with our POC and prescription at-home indications. Our limited commercial operating history may make it difficult to evaluate our current business and predict our future performance. Any assessment of our profitability or prediction about our future success or viability is subject to significant uncertainty. We have encountered and will continue to encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries. If we do not address these risks successfully, it could have a material adverse effect on our revenue, results of operations and business.

In addition, we face risks associated with launching new test kits, such as our COVID-19 test kit, including manufacturing challenges and delays and partner product recalls. Additionally, as an organization, we have not yet demonstrated an ability to successfully manufacture a commercial scale test kit or conduct sales and marketing activities necessary for successful commercialization. If we encounter additional development or manufacturing challenges or discover errors during our product development cycle, the product launch dates of our COVID-19 test kit and any future test kits may be delayed. The expenses or losses associated with unsuccessful product development or launch activities or lack of market acceptance of our new test kits could adversely affect our business or financial condition.

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

Manufacturers of medical devices encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We are currently working with Jabil to increase manufacturing production and capacity at its facility located in the Dominican Republic. We may restructure our manufacturing process by closing down our manufacturing facility in Michigan and transferring the manufacturing equipment to another facility; however, we do not yet have a plan in place, we may not be able to execute such a plan, and such a plan may not proceed as expected. In order to achieve our near-term and long-term operational and financial plans, we need to substantially increase the manufacturing capacity to which we have access, and there is no assurance that we would be able to do so in a timely manner, or at all. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable to fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations. Any issues relating to the manufacture of our test kits, including with respect to scaling up and validating initial production, may occur in the future. These risks could be exacerbated by Jabil’s limited experience with our COVID-19 test kit and related manufacturing processes.

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

In diagnostic testing, we anticipate facing competition from companies that have or are developing molecular tests (including centralized laboratory, POC and OTC tests) as well as antigen and antibody tests. Antigen tests in particular are a source of competition because they are rapid and are already in use across the United States for mass-population testing. We will also compete on the basis of test methods, such as tests that utilize nasopharyngeal and mid-turbinate swab collection methods, saliva collection methods as well as other methods that may be developed in the future.

We face potential competition from many sources, including academic institutions, public and private research institutions and governmental agencies. Competitors with COVID-19 diagnostic testing platforms currently include, but are not limited to, private and public companies, such as Abbott Laboratories, Inc., or Abbott, Cue Health Inc., or Cue, Danaher Corp., Bio-Rad Laboratories, F. Hoffman-La Roche Ltd., Becton, Dickinson and Company, or BD, Thermo Fisher Scientific, Inc., Siemens AG, BioMerieux SA, GenMark Diagnostics Inc., Qiagen, Sherlock Biosciences, Mammoth Biosciences, Everlywell, Inc., the CDC, Mesa Biotech, Inc., Quidel Corporation, Talis Biomedical Corporation, Visby Medical, Ginkgo Bioworks, Helix OpCo, LLC and Fluidigm Corporation. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into home sample collection.

We could see a significant reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that are faster, more convenient or are less expensive than our COVID-19 test kit or any other test kits that we may develop. Our competitors also may be quicker and/or more successful than us in obtaining FDA or other regulatory approvals for their products, or in meeting consumer demand, which could harm our operations results and financial condition.

In addition, numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our COVID-19 test kit. Many of those competitors are significantly larger, and have substantially greater financial, scientific, manufacturing and other resources, than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater functionality or at lower cost than ours. In July of 2020, BD announced FDA approval of its EUA application for the BD Veritor System for Rapid Detection of SARS-CoV-2. This test is a chromatographic immunoassay for the direct and qualitative detection of SARS-CoV-2 antigens in nasal swabs from patients with signs and symptoms who are suspected of COVID-19. In August 2020, Abbott announced FDA approval of its POC EUA application for BinaxNOW COVID-19 Ag Card, Abbott’s COVID-19 antigen test. In December 2020, the FDA updated the Abbott BinaxNOW COVID-19 Ag Card antigen test to include prescription at-home use among people suspected of COVID-19 by their healthcare provider within the first seven days of symptom onset; this test may only be performed when supervised by a telehealth proctor. In March 2021, the FDA issued an EUA to Quidel for its QuickVue COVID-19 antigen test to be used in the prescription at-home setting among people suspected of COVID-19 by their healthcare provider within the first six days of symptom onset.  The FDA also has granted EUAs to seven antigen OTC tests, including the Ellume COVID-19 Home Test and Abbott’s BinaxNOW. Cue has an EUA for its molecular OTC COVID-19 test.

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

The continued production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow.*

Currently, there are companies developing vaccines and therapeutic treatments for COVID-19. From December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines, which are currently being administered in the United States, the U.K. and other countries, and in August 2021 the FDA granted full approval to Pfizer’s vaccine. If current or future vaccines are widely distributed and compliantly administered, or if new therapeutic treatments are identified and become widely used, then our testing opportunities and market interest may lessen or disappear. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing grows. If the market fails to grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

We rely on a limited number of suppliers or, in many cases, a single supplier, for test kit materials and may not be able to find replacements or immediately transition to alternative suppliers, which could have a material adverse effect on our business, financial condition and results of operations.*

We have sourced and will continue to source test kit components, molds, reagents and other test kit materials from a limited number of suppliers or, in many cases, a single supplier. For example, our molds and many of our reagents are sole-sourced. In addition, we rely solely on Promega Corporation and New England BioLabs, Inc. for the supply of our current enzymes and primers. We intend to put in place framework agreements with certain of our single-source suppliers, including Promega Corporation and New England BioLabs, Inc., under which these third-party contract suppliers will generally provide us with necessary quantities of such materials based on our development and commercial needs. However, we may be unsuccessful in putting in place such framework agreements on acceptable terms or at all, or in otherwise protecting against potential supply disruptions. Our failure to maintain a continued supply of these test kit materials would adversely impact our business, financial condition and results of operations.

Because we rely on third-party suppliers, we do not control the manufacture of the components of our test kits, including whether such components will meet our quality control requirements, nor the compliance of our suppliers with applicable legal and regulatory requirements. For example, on October 8, 2021, we announced the recent recall by Copan Italia SPA of its FLOQSwabs, a component of our COVID-19 test kits identified on the label as “3 Swab,” that we distributed from April 22, 2021 through September 22, 2021. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents our tests may not work properly or at all, or they may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing, to lost revenue from such interruption or from spoiled tests, or to the effects of negative perception related to defective test kits.

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

•	any perceived burdens imposed on physicians or patients with respect to public health reporting obligations for certain infectious diseases such as COVID-19;
•	overcoming any biases physicians or patients may have toward the accuracy and ease of use of existing diagnostic test kits and successful marketing efforts;
•	the cost of our test kits in relation to alternative diagnostic products, and in the OTC setting, customer willingness to pay for our test kits;
•	proper training in the use of our test kits by physicians and healthcare providers;
•	customer satisfaction with the accuracy and ease of use of our test kits and overall user experience;
•	changes in pricing and promotional efforts by competitors;
•	coverage and reimbursement policies with respect to our test kits and products that compete with our test kits;
•	customer demand for POC and OTC diagnostic testing;
•	the revenue and profitability that our test kits may offer a physician as compared to alternative diagnostic tests;
•	the effectiveness of our sales, marketing and distribution efforts; and
•	adverse publicity about our test kits, competitive products, or the industry as a whole, or favorable publicity about competitive products.

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

The successful use of our test kits depends on a user following the test instructions. Any user, whether it be a healthcare provider or patient at home, could experience difficulty performing a test using our test kits if they fail to follow the instructions, or otherwise misuse the test. If physicians or other users utilize our test kits incorrectly, or without adhering to our instructions, their test result outcomes may not be consistent with the outcomes achieved in our clinical trials. This could harm our ability to achieve the broad degree of physician and customer adoption necessary for commercial success, or cause negative publicity and word-of-mouth as a result of our test kits not meeting user expectations and accordingly, our operating results and financial condition could be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

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

Conversely, if we underestimate customer and user demand for our test kits, our manufacturing partner, Jabil, may not be able to deliver test kits that meet our requirements. Demand has exceeded supply for our COVID-19 test kits, and late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA CHECK IT test kit as we prioritized distribution to our partnerships, which could result in damage to our reputation and customer relationships. We reactivated online ordering again via our website in October 2021. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations. We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in Michigan and in the Dominican Republic. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations.

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

Our future sales will depend in large part on our ability to develop, and substantially expand, our sales force and to increase the scope of our marketing efforts. We plan to take a measured approach to expand and optimize our sales infrastructure to grow our customer base and our business. Identifying and recruiting qualified personnel and training them in the use of our test kits, applicable federal and state laws and regulations and our internal policies and procedures, requires significant time, expense and attention. In addition, our EUA applications with respect to our COVID-19 test kit specify the scope and conditions of authorization, including limitations on distribution and conditions related to product advertising and promotion. It can take significant time before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand do not generate a corresponding increase in revenue or result in a decrease in our operating margin. In particular, if we are unable to hire, develop and retain talented sales personnel or if new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our revenue.

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

We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.*

As of September 30, 2021, we had 102 full-time employees. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.*

Based on our current planned operations, we expect that our existing cash, will enable us to fund our operating expenses for at least 12 months from the date hereof. If our available cash and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of failure to secure additional regulatory approvals for our test kits, lower than anticipated or non-existent demand or reimbursement levels for our test kits, or otherwise, we may seek to issue equity or convertible debt securities, enter into a credit facility or another form of third-party funding, seek other debt financing or enter into collaborations or licensing arrangements.

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

Deficiencies in the components of our test kits could result in field actions, recalls, substantial costs and write-downs and could harm our reputation, business and financial results.*

Our test kits are subject to various regulatory guidelines and involve complex technologies. The FDA and similar foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture that could affect patient safety. Manufacturers may, under their own initiative, conduct a product notification or recall to inform physicians of changes to instructions for use or if a deficiency in a device is found or suspected.

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

For example, on October 8, 2021, we announced the recent recall by Copan Italia SPA of its FLOQSwabs, a component of our COVID-19 test kits identified on the label as “3 Swab,” that we distributed from April 22, 2021 through September 22, 2021. As a result, any identified quality issue can both harm our business reputation and result in substantial costs and write-offs, which in either case could materially harm our business and financial results.

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

We have incurred net losses since our inception. As of September 30, 2021, we had an accumulated deficit of $120.7 million. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to commercial our test kits, create relationships with customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

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

The manufacture, labeling, advertising, promotion, record-keeping, post-market surveillance and marketing of medical devices are subject to extensive regulation and review by the FDA, Health Canada, Singapore’s Health Sciences Authority and numerous other governmental authorities in the United States as well as foreign countries where we may sell our test kits. Even after we have obtained EUA authorization, 510(k) clearance or PMA approval to market a product, we have ongoing responsibilities under FDA and other regulations. The FDA and other national governmental authorities have broad enforcement powers. The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement actions such as:

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

Our test kits or any component thereof may be subject to product recalls in the future. A recall of our test kits, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our test kits, could have a significant adverse impact on us.*

The FDA has the authority to require the recall of commercialized products that are subject to FDA regulation. Manufacturers may, under their own initiative, recall a product if any deficiency is found. For example, On October 8, 2021, we issued a press release commenting on the recent recall by Copan Italia SPA of its FLOQSwabs, a component of our COVID-19 test kits identified on the label as “3 Swab,” that we distributed from April 22, 2021 through September 22, 2021 For reportable corrections and removals, companies are required to make additional periodic submissions to the FDA after initiating the recall, and often engage with the FDA on their recall strategy prior to initiating the recall. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable health risk, component failures, failures in laboratory processes, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our test kits would divert managerial and financial resources and adversely affect our business, results of operations, financial condition and reputation. We may also be subject to liability claims, be required to bear other costs or take other actions that may negatively impact our future sales and our ability to generate profits. Companies are also required to maintain certain records of corrections and removals, even if these do not require reporting to the FDA. We may initiate voluntary recalls involving our test kits. A recall announcement by us could harm our reputation with customers and negatively affect our business, financial condition, and results of operations. In addition, the FDA or other agency could take enforcement action for failing to report the recalls when they were conducted.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and their subcontractors that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

the federal Physician Payments Sunshine Act, implemented as Open Payments, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the current U.S. presidential administration to repeal or replace certain aspects of the ACA. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain people who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act of 2020 permanently eliminated, effective January 1, 2020, the ACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will affect the ACA and our business.

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

Further, Congress is considering additional health reform measures. Future federal or state legislative or administrative changes may harm our business and financial results, and we cannot predict how future healthcare reform measures will affect our business.

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

Various new healthcare reform proposals are emerging at the federal and state level, and additional legislative measures in response to the COVID-19 pandemic are expected. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.

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

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property related proceedings could harm our business, financial condition and results of operations.

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

We conduct most of our manufacturing activities through Jabil at its Michigan and Dominican Republic facilities. Although the Jabil MSA generally precludes Jabil from misusing our intellectual property and trade secrets, or using our designs to manufacture test kits for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our current and any future test kits or test kits similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.*

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. For example, from February 5, 2021 to November 8, 2021, our stock price ranged from a high of $37.98 to a low of $4.23. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors including:

•	the receipt of additional or amended EUAs from the FDA for our COVID-19 test kit and the timing thereof;
•	our ability to obtain and maintain regulatory approvals for our test kits;
•	changes in laws or regulations applicable to our test kits;
•	adverse developments concerning Jabil or any of our third-party collaborators and suppliers, including our sole-source suppliers;
•	our inability to obtain adequate product supply for any approved test kit or inability to do so at acceptable prices;
•	our ability to reliably manufacture and distribute our test kits;
•	the degree and rate of physician and market adoption of any of our test kits, and initially our COVID-19 test kit;
•	announcements by us or our competitors of significant business developments, diagnostic technologies, acquisitions, or new offerings;
•	negative publicity associated with issues related to our test kits;
•	changes in the anticipated future size and growth rate of the COVID-19 and influenza diagnostic testing markets as a result of widely administered use of an efficacious vaccine or other treatment;
•	the development of new vaccines and treatments for COVID-19 or the announcement of impending approval of such new vaccines or treatments;

•	our inability to establish collaborations, if needed;
•	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our common stock;
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

Changes in tax law and regulations may have a material adverse effect on our business, financial condition and results of operations.*

The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, proposals have recently been made in Congress (which have not yet been enacted) to increase the federal income tax rate applicable to corporate income and make other tax law changes affecting corporations. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.

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

We could be subject to securities class action litigation.*

In the past, securities class action litigation has often been brought against companies following a decline in the market price of its securities. This risk is especially relevant for us because medical device companies have experienced significant stock price volatility in recent years, and our stock price has been volatile since our IPO. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

None.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
4.1	Form of common stock certificate.	S-1/A	333-252164	4.1	February 1, 2021
4.2 ¥	Amended and Restated Investor Rights Agreement, dated August 7, 2020, by and among Lucira Health, Inc. and the investors listed on Schedule A thereto.	S-1	333-252164	4.2	January 15, 2021
10.1+	Separation Agreement, dated as of August 27, 2021, by and between Lucira Health, Inc. and Kelly Lewis Brezoczky.	8-K	001-39976	10.1	August 27, 2021
10.2+	Employment Agreement, dated as of August 30, 2021, by and between Lucira Health, Inc. and Tony Allen	8-K	001-39976	10.1	September 20, 2021
10.3+*	Employment Agreement, dated as of August 1, 2021, by and between Lucira Health, Inc. and Ghazi Kashmolah
10.4+*	Lucira Health, Inc. 2021 Annual Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________________

*Filed herewith.

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

LUCIRA HEALTH, INC.

Date: November 12, 2021	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Daniel George
Daniel George Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)