Form 10-K
period 2021-12-31
Lucira Health, Inc.
filed 2022-03-31
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Stock Market on June 30, 2021, was $192.9 million.

The number of shares of Registrant’s common stock, par value $0.001 per share outstanding as of March 28, 2022 was 39,825,333.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	the extent and duration of the COVID-19 pandemic and our expectations regarding customer and user demand for our COVID-19 test kits;
•	our expected future growth;
•	our ability to obtain and maintain regulatory approval for our test kits, including our existing Emergency Use Authorization, or EUA, for our COVID-19 test kits;
•	the size and growth potential of the markets for our test kits, including the COVID-19 diagnostic testing market, and our ability to serve those markets;
•	our ability to accurately forecast demand for our test kits;
•	the rate and degree of physician and market acceptance of our test kits;
•	the expected future growth of our sales and marketing organization;
•	coverage and reimbursement for our test kits;
•

the performance of, and our reliance on, third parties in connection with the commercialization of our test kits, including Jabil Inc., or Jabil, and Switch Health Solutions Inc., or Switch, and our single-source suppliers;

•	our ability to accurately forecast, and Jabil’s ability to manufacture, appropriate quantities of our COVID-19 test kits to meet commercial demand;
•	regulatory developments in the United States and foreign countries;
•	our research and development for our combination COVID-19 and influenza test kit and any future test kits;
•	the development, regulatory approval, and commercialization of competing products;
•	our ability to retain and hire senior management and key personnel;
•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our financial performance and capital requirements; and
•

our expectations regarding our ability to obtain and maintain intellectual property protection for our test kits, as well as our ability to operate our business without infringing the intellectual property rights of others.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission as exhibits to this Annual Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

“Lucira Health,” “Lucira,” the Lucira Health logo and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report are our property. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully under Part I, Item 1A, “Risk Factors” in this Annual Report. These risks include, but are not limited to, the following:

•	We have incurred losses since our inception and we may continue to incur losses in the future, which could harm our future business prospects.
•

We have focused our near-term business strategy on responding to the COVID-19 pandemic, for which the at-home diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects.

•

We received EUAs from the U.S. Food and Drug Administration, or FDA, for our COVID-19 test kit. If the FDA revokes or terminates our EUAs, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

•

If our test kits fail to achieve the broad degree of adoption by the medical community and customers necessary for commercial success, our operating results and financial condition will be adversely affected, which may limit our ability to generate revenue and continue our business.

•

The production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not be sustained or substantially grow.

•

We are allocating the majority of our resources to the development, manufacturing and commercialization of our COVID-19 test kits and combination COVID-19 and influenza test kits for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

•

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not attain or maintain market acceptance or be successfully commercialized in the United States and internationally, which could negatively impact our business.

•

We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the manufacturing and distribution of our COVID-19 test kits and development and launch of any future test kits, our financial results could be adversely affected.

•

We identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

•

We rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 test kits and on Switch as a significant customer. Any termination or loss of significant rights under the Manufacturing Services Agreement, dated September 10, 2020, or the Jabil MSA, with Jabil or the Distribution Agreement, dated July 14, 2021, as amended, with Switch would harm our commercialization of our COVID-19 test kits. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kits or fail to do so at acceptable quality levels or prices.

•

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive, and many of our competitors are larger, better established and have greater technical and marketing capabilities and financial and other resources than we have. In addition, we expect competition with respect to testing solutions for COVID-19 to continue to increase and our success will depend on updated widespread market acceptance of our COVID-19 test kits.

•

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in a combination COVID-19 and influenza test kit, or any other development stage molecular test kit, and may not be sufficient to support the authorization of an influenza test kit or a combination COVID-19 and influenza test kit.

•

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

•	We may be unable to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for our test kits.
•	We have a history of significant net losses, which may continue, and we may not be able to achieve or sustain profitability in the future.
•	Business disruptions have impacted and can in the future harm our revenue and financial condition and increase our costs and expenses.
•	Intellectual property rights do not necessarily address all potential threats, and limitations in intellectual property rights could harm our business, financial condition and results of operations.
•	Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

v

PART I

Item 1. Business.

Overview

Bringing Central Lab Reliability to Single-Use Rapid Diagnostic Testing

We are a medical technology company on a mission to bring central laboratory quality testing for infectious diseases into the home and point of care settings. We aim to have disposable, single use test kit platform replace central lab testing for accurately diagnosing infectious diseases leading to faster treatment and better disease control outcomes. We believe that society benefits from real-time and accurate disease detection in order to deploy time-sensitive therapeutic treatments for the individual and reduce spread of infection in the community. Currently, the United States relies on centralized lab testing for accurate disease detection. We believe testing labs are too geographically centralized, rely too heavily on instrumented equipment, and are expensive and difficult to access. With our polymerase chain reaction, or PCR-quality technology, we offer decentralized and accessible single-use testing for infectious diseases. Our test kits are coupled with our digital platform, LUCI PASS, which is designed to securely deliver a clinically relevant test result to users, healthcare providers, and to required public health authorities.  We plan on developing and commercializing lab quality single-use test kits for several infectious diseases and have started by commercializing our PCR-quality COVID-19 test kits.

The COVID-19 pandemic has placed unprecedented pressure on the current U.S. healthcare system. We believe the pandemic demonstrated that the infectious disease testing infrastructure in the United States was too quickly overwhelmed to efficiently and reliably detect COVID-19 early enough to drive effective treatment and better patient outcomes. To suppress the spread of infection in the population, we believe testing should be fast, accurate, and away from other people so as to reduce potential transmission. While PCR lab testing for COVID-19 is trusted and accurate, it is slow, inconvenient and centralized. Rapid at-home antigen testing for COVID-19 is fast and decentralized but the test method has accuracy challenges, especially in the face of variants. There are widespread reports of people receiving negative test results from rapid antigen test kits only to receive a positive PCR result days later from the lab. We believe false negative results from rapid antigen testing can create a false sense of security, confuse the public, and lead to increased infection rates.

We believe that providing a fast and easy-to-use at-home COVID-19 test kit with PCR-quality accuracy is one of the best ways to help mitigate against the spread of infection and foster better treatment decisions. The traditional testing infrastructure within the United States is not designed to provide fast and convenient PCR-quality results because our historical infrastructure requires the sophistication of a central lab. With our platform, we are reimagining current infectious disease testing through innovative test kits that are designed to deliver on-the-spot testing with PCR-quality in a single-use, portable, and easy-to-use format. Our platform is designed to produce assays that combine the accuracy and reliability of PCR tests and the accessibility and ease of use of antigen tests. Our molecular test kits are designed to be diagnostically definitive, unlike the antigen tests on the market today.  Importantly, our tests also provide a platform for both symptomatic and asymptomatic individuals to easily check their COVID-19 infection status in 30 minutes or less, thus providing a testing solution that can be utilized at high scale as we begin navigating a new normal living with COVID-19 as an endemic disease.

We also believe that the COVID-19 pandemic is rapidly evolving and so are the reasons for testing.  While people have tested to prevent spread of infection through isolation and hoped for recovery, we believe that moving forward, people will seek PCR-quality at-home tests to treat infection as quickly as possible. We believe this new “test to treat” paradigm will become increasingly important as COVID-19 becomes endemic. This is because new therapies for COVID-19 infection are now available contingent upon accurate and early testing. New oral antivirals from Pfizer (Paxlovid) and Merck (molnupiravir) are available by prescription after receiving EUA to treat COVID-19 in certain people who are at increased risk for severe illness. Both Paxlovid and molnupiravir may only be prescribed after a positive COVID-19 test and within five days of symptom onset, suggesting that early detection and initiation of treatment is correlated with better outcomes. The same is true for monoclonal antibody treatments.

On March 2, 2022, President Joe Biden announced a new “test to treat” federal initiative during his State of the Union address. Under the “test to treat” initiative, individuals will have immediate access to COVID-19 therapeutics at the pharmacy upon testing positive for COVID-19. We believe our test kits can play an important role in facilitating a “test to treat” paradigm because our tests are PCR-quality and therefore able to detect infection early, which can lead to early therapy and potentially better outcomes. This is because PCR lab testing is understood to detect viral genetic material at the earliest stages of infection because it amplifies trace amounts of virus DNA. Rapid antigen tests are understood to be less sensitive because antigen tests do not amplify the virus. A person must have first produced enough antigens in their body to return a positive result, which could be up to seven days into their infectious stage and mostly past the time for an anti-viral to be effective. We believe this leads to potential delays in detection and a potential loss of trust in rapid antigen test results. We believe the U.S. healthcare system is in need of PCR-quality testing to be delivered with the convenience of rapid antigen test kits along with a digitally shareable test record the public can trust.

Our first commercially available PCR-quality diagnostic test was the LUCIRA COVID-19 All-In-One Test Kit, which received EUA from the FDA for prescription use in at-home settings, and point-of-care, or POC. Our COVID-19 test kit was the first at-home self-test to receive FDA EUA authorization, and remains the only FDA EUA authorized single-use molecular test for at-home use. On April 9, 2021, we received our first FDA EUA authorization for over-the-counter, or OTC, non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection) and launched LUCI PASS, our digital platform designed to securely record and share verified test results via text messaging. The LUCIRA CHECK IT COVID-19 Test Kit utilizes identical components to the LUCIRA COVID-19 All-In-One Test Kit and both are referred to as test kits or COVID-19 test kits. On April 26, 2021, we received authorization with conditions from Health Canada for our CHECK IT test kit, and the conditions were removed on June 1, 2021. On June 11, 2021, we received approval from the Taiwan Ministry of Health and Welfare for emergency use in Taiwan. On October 12, 2021, we received Pandemic Special Access Route, or PSAR, approval for our CHECK IT test kit by Singapore's Health Sciences Authority. On November 2, 2021, Israel approved registration of our CHECK IT test kit with a requirement for PCR confirmation of any positive test. On January 10, 2022, Israel recognized our CHECK IT test kit as a PCR-quality test for POC use. In the second half of 2022, we hope to obtain several new regulatory approvals including extending our EUA authorization into full FDA approval via de novo application, CE Mark, and submissions to the United Kingdom and Australia to further extend access to international markets.

We believe that enabling PCR-quality at-home testing for infectious disease testing outside of COVID-19 is critical for enabling treatment and preventing disease spread. Our PCR-quality platform is designed with a flexible assay architecture in which we can largely leverage all these components to accelerate the development of new test kits for additional indications, including other infectious diseases such as sexually transmitted infections, or STIs, and other respiratory infections. We plan on seeking EUA authorization from FDA for prescription use, authorization from Health Canada, and European Medicines Agency, and CE Mark, to commercialize a combination COVID-19/influenza A/B, or COVID/flu combo test, in the first half of 2022. We expect to grow our test kit platform offerings in the future.

Our Test Kit Platform

Our PCR-quality platform is designed to leverage the following competitive benefits:

•

Accurate.  Molecular testing methods utilize nucleic acid amplification-based chemistries to achieve PCR-quality Limit of Detection or LoD. The amplification chemistries generate copies of the genetic targets allowing even low levels of target to be detected. Our platform utilizes LAMP, which we believe provides high accuracy results that are recognized as PCR-quality by FDA.

•

Decentralized.  Our platform is designed to serve as a miniature, disposable and accessible infectious disease diagnostic laboratory. It is designed to be untethered from reader or hub equipment and deployable anywhere lab-quality accuracy is needed, whether at the point of care or in the home.

•	Simple and intuitive. We designed our test kit platform to be used anywhere and at any time. Ease of use is paramount to our design from sample collection to sample insertion for analysis.

•

No durable equipment. Unlike other molecular test providers, our test kit platform is designed without the need for a durable component, test reader, hub, or other cumbersome equipment. We believe that the utility provided by our all-in-one design is preferred to solutions requiring additional equipment and cost.

•

Flexible with potential for broad applicability. We built our platform to be flexible and applicable to additional assays using the same core test kit. As an example of our platform’s agility and robustness, we leveraged over half a decade of research and development and expertise in target identification and assay development for influenza into a test kit for COVID-19.

Fundamentally, our PCR-quality platform has the following four key attributes:

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

3. Consumer-friendly test kit.

•

Usability: Our test kit brings centralized laboratory accuracy in an intuitive, consumer-friendly design and comes with clear instructions and all the necessary components to operate it. Furthermore, our test kit displays a clear result that users can correctly identify, thus eliminating the subjectivity of user confirmation. This minimalist design and workflow is intended to ensure high usability and broad accessibility, with the goal of enhancing our test kit’s appeal for decentralized, mass-population testing.

•

Designed for automated, low-cost manufacturing: Our test kits were specifically designed for low-cost production at scale. Our intentional design choices allow for low-cost hardware by eliminating the need for pumps and valves. The colorimetric process uses inexpensive LEDs, and photosensors. As we reach threshold production volume, our test kits were designed to be manufactured at costs low enough to be sold profitability to consumers, at a price point we believe could grow OTC consumer purchase demand.

4. Adaptable test kit architecture.

•	In support of our goal to design and provide a platform with broad applicability, we designed our platform to allow us to adapt the test kit bases into which chemistries are run to the development of new test kits addressing additional infectious diseases. We anticipate that our colorimetric detection in our test kit base can be used in a broad range of applications and that the test kit bases can be applied to other indications with minor modifications and an indication-specific disease pellet. Our platform is further capable of expanding the number of independent reaction chambers that in turn increases our ability to multiplex.

We believe the elements comprising our platform create test kits that, if approved, are capable of bringing accurate, reliable, on-the-spot infectious disease testing anywhere, at any time. We also believe our PCR-quality platform addresses historical challenges and can unlock the ability to provide mass-population infectious disease testing anywhere and at any time. Because our platform is designed to be portable and easy-to-use, people will be able to take the test anywhere, including at-home. This would greatly reduce the burden and risks placed on public health facilities when people would otherwise travel to them for testing. Since our easy-to-use platform has been designed to provide results quickly, in 30 minutes or less for our COVID-19 test kit, people will also quickly know if they are potentially infectious and can immediately begin avoiding contact with others to mitigate disease spread.

We believe our platform combines the benefits of accuracy and reliability of a centralized laboratory test with the speed, and ease of use of an antigen test. According to many virologists, the most important time to mitigate the spread of infectious disease and deploy therapeutics is early in a pathogen’s infectious period. With our platform’s proprietary technology, we designed our test platform to detect infections early, therefore mitigating the spread of an infectious disease and filling an important gap in the current testing infrastructure.

Our First Test Kit Offering – COVID-19

The following picture depicts our COVID-19 test kit utilized whether at POC or at-home. On the left we show our simple test kit as presented to our end user. On the right, we show the miniature, disposable, single use laboratory beneath the packaging.

We believe our COVID-19 test kit possesses all of the benefits of our technological platform and produces a PCR-quality result within 30 minutes, with the potential for a positive COVID-19 result in as few as 11 minutes.  Our COVID-19 test kit contains everything needed to perform one COVID-19 test, including: (1) quick reference instructions that provide step-by-step instructions for use, (2) one sterile nasal swab for self-collection of a nasal specimen in the lower nostrils, (3) one sample vial that contains liquid buffer into which the swab is stirred, (4) one test unit base that contains the chemistry and displays the result, (5) two AA batteries to power the test unit base and (6) one disposal bag to dispose of the test kit in regular waste.

What Sets Us Apart from Centralized Lab PCR Tests – Our solution costs less to manufacture and provides a faster time to result

Centralized lab tests for infectious disease require large upfront investments and expensive on-going maintenance and supply contracts, and highly trained operations, leaving them only available in large hospital systems and other labs concentrated in high population areas. Our solution is less expensive to develop and manufacture. Regardless of the speed of the test, central lab testing can require significant time to produce results because of the complex workflow required for lab testing.  First a doctor’s visit is needed to obtain a lab order. Then a sample collection visit is required (or use of a mail-in collection kit). Next, transportation of the sample to the lab occurs and finally it is processed at the lab and results transmitted. Our test kit provides a result within 30 minutes from sample collection. We provide a faster solution because our lab sits in the palm of your hand.

What Sets Us Apart from Rapid Antigen Tests – Our solution is more accurate and clinically relevant

Rapid antigen tests, while cheap and widely available, suffer from the inability to detect infection outside of the window of peak viral load, which generally occurs in the earlier stages of infection. Accordingly, a positive antigen test result is more likely to occur in the later stages of infection.  We believe this later positive detection reduces the antigen tests’ utility as a tool for driving treatment because therapies generally produce the best outcomes when prescribed and administered in the early stages of infection.  Just one of our COVID-19 test kits can produce an actionable result in 30 minutes that could otherwise take up to three tests: two antigen tests taken 24-48 hours apart and an additional confirmatory POC or lab-based PCR test.  We further believe that reliance on government mandated antigen testing to confirm a negative result will wane as COVID-19 becomes endemic and society becomes focused on testing that can timely and accurately detect and drive treatment.  We believe antigen testing may not meet this need and therefore its demand will potentially shrink.

What Sets Us Apart from POC Antigen and PCR Tests – Our solution is less expensive for health care providers, easier to access and portable

POC tests have effectively moved infectious disease testing closer to the patient, and are often deployed in large multi-physician clinics, urgent care centers, and smaller and more remote hospitals that do not have large central lab equipment. While more affordable for health care providers than central lab assays, POC equipment also requires investment and maintenance and highly trained operators and technicians to collect the sample. We are a less expensive solution for the health care provider because our test requires none of this infrastructure. POC tests are still inaccessible to many consumers because they must secure and complete an appointment with a physician and physically interact with a healthcare technician to collect the sample. Our solution is easier to access through our OTC and prescription at-home authorization. Likewise, tests conducted at the POC have limited throughput. Our solution is portable and self-contained with no throughput limitation. Multiple large integrated delivery networks, or IDNs, are now using our tests as both an alternative and a supplement to POC tests because there is no additional investment, beyond purchase of our test kits, and they can use our tests expand throughput capacity.

What Sets Us Apart from Other At-Home Molecular Tests – Our solution is easier to use and is an all-in-one test kit

Only two competitors offer at-home molecular testing platforms that include a hub and cartridge model. While both tests produce similar accuracy with similar time to result as our solution, their hubs require a durable investment with a larger form factor. One competitor offers a hub as a separate expense and can only communicate results to a smart phone. As a result, that testing experience requires three devices – a hub, a cartridge and a smartphone – two of which need to be charged and may require software updates prior to use. We believe our solution is easier to use because it requires no hub or smartphone. The other competitor’s solution may offer a cheaper hub and requires no smart phone, but the testing process runs for an hour. Additionally, tests relying on a hub create an unnecessary bottleneck because multiple members of a family or group cannot test on the same hub at the same time. Our all-in-one single use solution means that testing throughput is not limited by hub availability. Among currently authorized at-home molecular tests, only our test kit can be purchased and used anywhere, anytime and can also be used as a POC, prescription at-home, and OTC test.

Our Digital Test Record Platform

We have also developed a text message-based electronic test record we call LUCI PASS to use with our COVID-19 test kit. A sample record is pictured below:

Our LUCI PASS platform is designed to provide a reliable and electronically transmittable digital record of the test result. We believe LUCI PASS provides the following competitive benefits:

•

Device agnostic reporting. We designed LUCI PASS records to be a text-based reporting platform that accessible from a wide range of mobile phones. We designed LUCI PASS to avoid the complexity and inconvenience of installing a smartphone app to create a test record.  Instead, users create and share web-based records and PDF files recording their test results and identifying the test kit that was used.

•

Shareable test results. We believe that the world is entering a phase in which COVID-19 and other infectious disease testing will be done primarily for the purpose of seeking treatment. Testing to treat infection requires that reliable results are transmittable to health care providers as quickly and easily as possible. We believe the simplicity of sharing a LUCI PASS digital record can speed access to treatments requiring a trusted test result as a condition of prescription. Secure cloud storage can enable direct digital connection to healthcare providers and health systems.

•

Fosters return to normal activities with ease. While we believe testing to treat infection will be the primary reason for testing in the future, we also believe that testing to show proof of negative infection status will continue for the near term.  We designed LUCI PASS to serve as an easy-to-use negative test verification tool for large and small gatherings such as sporting activities, workplace gatherings, weddings, concerts and conferences.

Infectious Disease Testing Landscape and Limitations

Diagnostic tests and procedures are used to assist in the detection, monitoring and treatment of diseases and medical conditions through the examination of substances across various specimen types including nasal, saliva, blood, urine, and tissue, among others. The results of such tests can assist in the evaluation of health status, the detection of conditions or pathogens, treatment of disease and prevention of spread of disease. There are a number of different testing modalities and settings of care that all serve to provide information to support clinical diagnosis and have become familiar to the public due to the COVID-19 pandemic. Infectious disease tests usually fall into one of three categories: molecular tests, antigen tests and antibody tests.

Antigen Tests

Antigen tests are designed to detect specific viral surface proteins and do not use an amplification step.  As a result, until a large amount of virus is present, antigen tests may produce false negative results.  Antigen tests tend to be of limited use until symptom onset and often require a follow-on confirmatory test via a more accurate molecular test to determine if viral material is present. This creates a time lag that can lead to the spread of infection while waiting for a diagnostically definitive result. Per the Centers for Disease Control and Prevention, or CDC, one in five patients with symptoms and a confirmed case of COVID-19 received a negative rapid antigen test result. Accordingly, antigen tests are more likely to catch infection at a delayed time when viral load is high and therapeutics may not be effective. We believe that antigen tests have become a stopgap measure for mass-population testing because they are rapid, low-cost and portable. They are generally available OTC and conducted in the home.  While users may favor OTC or at-home testing and fast time to test results, we believe that antigen tests are too unreliable for an accurate clinical diagnosis.

Antibody Tests

Antibody tests target human antibodies which are produced after the body has encountered and responded to a pathogenic threat. Antibodies can exist in the blood in varying concentrations and times depending on the individual immune response and the specific pathogen. The existence of antibodies usually occurs well after a person is infectious and thus antibody tests may indicate whether, not when, there has been exposure to a certain pathogen. Antibody tests have limited clinical relevance because they do not test for active infection and therefore do not indicate whether a person is contagious.

Molecular Tests

Molecular tests target the viral genetic material (DNA or RNA) and are considered to be the most reliable due to high accuracies afforded by molecular amplification technologies, such as PCR and LAMP. A LoD is the defining measure of an assay’s ability to reliably detect the presence of a specific target, such as viral RNA or protein (in the case of an antigen test). It is defined as the lowest target concentration at which the assay can generate a positive result ≥95% of the time. Tests with lower LoDs are more sensitive than tests with higher LoDs as the former can detect positive samples with low viral load. Typically, molecular tests have a much lower LoD compared to antigen tests given molecular tests’ ability to amplify a target. Among the current best performing molecular assays, the LoD is 1,000 cps / mL VTM equivalent or lower. In contrast, antigen tests, which do not amplify the target, are inherently less sensitive than molecular tests and thus are not considered diagnostically definitive, often requiring follow-on molecular confirmatory testing. Antigen tests, and some poor-performing molecular tests may have LoDs that are orders of magnitude higher than accurate tests.

Low LoD tests enable infection to be caught earlier allowing for interventions to be most effective. A case study is provided below in an excerpt from the New England Journal of Medicine (NEJM) on SARS-CoV-2. As can be seen in the figure below, the viral load in an infected patient increases over a window of several days. PCR-quality molecular tests can detect the infection before the onset of symptoms. Such early detection can not only prevent spread but also lead to the use of antiviral drugs earlier in the course of infection, thereby making them more effective.

Presymptomatic stage
Viral antigen
IgG
IgM
Viral RNA
Onset of symptoms
7
14
21
28
Days since Onset of Symptoms
Culturable Virus (correlate of infectiousness)
Positive RT-PCR Test
Positive Antigen Test

In short, molecular tests can detect diseases earlier in their incubation periods and are considered diagnostically definitive. Traditional infectious disease molecular tests, such as those that use PCR for the amplification step also tend to incorporate fluorescence for the detection step and this necessitates specialized equipment that is expensive and complex.  Our PCR-quality LAMP molecular test kit provides accuracy similar to that of PCR without the need for PCR or fluorescent detection, thereby enabling low cost to produce, portability, ease of use and elimination of the need for an instrument.

Testing Settings and the Typical Patient Journey

Current settings of care for the most common diagnostic testing include centralized high or medium-complexity laboratories, near-patient or POC, and at-home settings.

 Molecular Testing Through Centralized High or Medium-Complexity Laboratories

Central laboratories have historically been the most common setting for molecular tests – like the PCR test for COVID-19 – are accessed.  However, central labs were designed to conduct highly accurate testing for non-infectious diseases that do not require immediate results, such as tests for diabetes, heart disease and cancer. The current centralized lab testing environment provides test results in days and this hinders the ability to provide immediate on-the-spot results that are most beneficial for diagnosing and treating infection.

Accessibility to central lab testing is controlled by the health care provider.  The patient process is visually depicted below:

This lengthy, multistep process is time-consuming.  A sample must be obtained and delivered to centralized facilities for processing. The patient sample is collected at a physician’s office, at a third-party collection location, or in the home. The sample goes into a sample transport medium (to preserve the sample) and is physically delivered, by mail or courier, to a centralized facility where it can be processed and analyzed. Some laboratories use high throughput technology that employs automated processing of more than 200 specimens a day to maximize economics per test.  As a result of per-test economics, labs may collect samples over time until the lab test equipment can be run in the most cost-effective manner. The results are then either sent electronically to the POC, where the physician provides the results, or directly to the patient. The high-complexity laboratory approach typically has the longest turnaround time ranging from 24 hours to two weeks or longer depending on factors including the time to acquire the sample, sample delivery times, facility testing queue, processing time and delivery of results to the physician or patient.

Molecular and Antigen Testing at the Point of Care

POC testing refers to near-patient testing and typically occurs at the time of consultation with a medical professional. There are a variety of molecular and antigen tests used in the POC setting, including COVID-19 and influenza. POC testing can occur at hospitals, physician offices, urgent care clinics and retail clinics.  The circulation of potentially infectious individuals among others leads to a threat of spread. Patient samples are collected in-person and the sample is usually transported to a nearby specialized instrument. These specialized instruments usually have a streamlined workflow that makes the test less complicated to run than a central lab test. However, these tests generally still require a trained operator to collect the sample and perform the test, and can produce results in anywhere from 15 minutes to a few hours assuming the instrument is ready to be used and there is no sample queue or maintenance needed and trained personnel are available. Depending on processing time and proximity of the lab, test results can be communicated as early as the time of consultation but typically require additional time and may be provided up to several hours later during a surge of testing. The potentially infectious person may still expose healthcare providers and others.

Prescription At-Home Testing

The goal of prescription at-home testing is to allow people to administer the test and obtain results without needing a trained person to assist. These tests are typically designed to be intuitive and easy-to-use with minimal workflow steps to minimize user error. They usually have simple sample collection mechanics such as nasal swabs or urine collection sticks and are usually able to produce easily interpreted results in under 60 minutes. Prescription at-home tests can be delivered to the patient’s home so that the test can be performed without the patient leaving his or her home. When patients can conduct a test and obtain an accurate, on-the-spot result in the convenience of their home, they can immediately self-isolate and reach out to a healthcare provider, thereby mitigating the spread of disease while obtaining healthcare counseling or treatment.

While there are FDA-authorized tests for remote or at-home sample collection, ours is the first FDA-authorized, under an EUA, COVID-19 test kit that can be fully self-administered and provide results at-home without the need for additional instrumentation.

OTC At-Home Testing

OTC testing refers to test kits available for purchase at retail and e-commerce locations such as drug stores, grocery stores, or other large retailers. OTC testing does not require a prescription.

Our test is the only single use, all-in-one OTC COVID-19 molecular testing option currently available. We believe that providing a highly accurate molecular, easy to use at-home test enables testing to be conducted sooner after suspected exposure and thereby offers the potential for early treatment. We believe there is going to be a paradigm shift from centralized testing for infectious disease to decentralized testing including both the OTC and POC markets. We believe that decentralized yet highly accurate and easy-to-use testing, when combined with treatment, will change the course of infectious disease. Our goal is to be a leader in decentralized early disease detection.

COVID-19 and Influenza A/B

Disease

COVID-19 is an infectious disease caused by the SARS-CoV-2 virus. It was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing global pandemic. The CDC’s current and non-exhaustive list of symptoms includes fever or chills, cough, shortness of breath or difficulty breathing, fatigue, muscle or body aches, headache, new loss of taste or smell, sore throat, congestion or runny nose, nausea or vomiting and diarrhea. While most people have mild symptoms, some people face more serious consequences, such as acute respiratory distress syndrome, or ARDS, possibly precipitated by cytokine storm, multi-organ failure, septic shock, blood clots and death. The typical pre-symptomatic incubation period can range from two to 14 days, enabling potential viral spread.

This virus is spread primarily via small droplets from coughing, sneezing and talking. It is believed that the point at which people are most contagious is early in the course of their illness, particularly when they are beginning to experience symptoms. According to the CDC, a patient is potentially contagious until 10 days following symptom onset, resolution of fever for at least 24 hours and improvement of other symptoms, although viral spread is possible before symptoms appear, and from people who are asymptomatic In April 2020, the World Health Organization, or WHO, reported that according to preliminary data, people might be more contagious within the first three days from the onset of symptoms. Longer-term damage to organs (in particular lungs and heart) has also been observed, and there is concern about a significant number of patients who have recovered from the acute phase of the disease but continue to experience a range of effects including severe fatigue, memory loss and other cognitive issues, low grade fever, muscle weakness, breathlessness and other symptoms for months afterwards.

From December 2020 through February 2022, the FDA issued EUAs for three COVID-19 vaccines, two of which became fully approved. The FDA also issued EUAs for three therapeutic treatments. However, we believe the need for ongoing detection and monitoring will continue given the ongoing COVID-19 pandemic. We believe that COVID-19 variants will continue to emerge and potentially cause periodic and/or seasonal surges. However, new therapeutics such as Pfizer’s Paxlovid antiviral pill represents a paradigm shift in the fight against COVID-19.  Healthcare providers are now able to help their patients recover from COVID-19 and avoid severe infection.  Likewise, we believe that the availability of Paxlovid by prescription will give the general population a new and compelling reason to reliably identify COVID-19 infection as early as possible. We believe central lab-based PCR testing is not conducive to serving this emerging “test to treat” market because it is slow and inconvenient for the patient and physician. Our solution can be deployed in the home – via telemedicine if needed – or at the point of care without sacrificing diagnostic accuracy. Within 30 minutes, a positive PCR-quality test result from our test kit can be translated into a prescription for Paxlovid as opposed to waiting a day or more for a PCR test result.  We believe our faster molecular test result can potentially drive better health outcomes when coupled with earlier access to prescription therapeutics like Paxlovid.

Influenza, commonly known as “the flu,” is an infectious respiratory disease caused by an influenza virus. Symptoms can be mild to severe (including death) and commonly include high fever, runny nose, sore throat, muscle and joint pain, headache, coughing, and fatigue. These symptoms typically begin two days after exposure to the virus and most last less than a week. The cough, however, may last for more than two weeks. Complications of influenza may include viral pneumonia, secondary bacterial pneumonia, sinus infections, and worsening of previous health problems such as asthma or heart failure. There are currently four known types of influenza viruses. Two of these, influenza A and B, are the most common among human infections. Seasonal influenza is caused by influenza A and B viruses, while pandemic influenza occurs when a novel influenza strain appears. Usually, the virus is spread through the air from coughing or sneezing. A person may be infectious to others both before and during the time they are showing symptoms.

Influenza-related costs include direct costs such as lost productivity and associated medical treatment, as well as indirect costs of preventive measures. The CDC estimates that influenza has been responsible for between 12,000 and 61,000 deaths in the United States annually since 2010. In the United States, seasonal influenza is estimated to result in a total average annual economic cost of over $11.0 billion, with direct medical costs estimated to be over $3.0 billion annually. According to industry estimates, a future influenza pandemic could cause hundreds of billions of dollars in direct and indirect costs. We believe the current centralized testing infrastructure is equally ill-equipped to support the testing needs of a future influenza pandemic.

Combined COVID-19 and Influenza Market for Testing

COVID-19 diagnostic testing volume in the United States grew rapidly to approximately 250 million tests in 2020.  During 2021, testing volume was estimated at approximately 465 million tests reported through centralized lab, POC and at-home testing. This estimate does not include unreported at-home testing, the majority of which is rapid antigen based and not PCR-quality. Additionally, prior to the COVID-19 pandemic, there were an estimated 40 million influenza tests performed annually in laboratory and POC settings in the United States but approximately 230 million people purchased products to treat the flu-like symptoms. We believe there was a substantial population who treated flu-like symptoms without a confirmed flu diagnosis. As COVID-19 moves to the endemic stage, we believe people will be unable to definitively determine based on symptoms alone whether a person has COVID-19, or influenza or another viral infection because the symptoms are virtually identical. However, the treatments for these infections are very different.  Therefore, we believe patients and healthcare providers alike will demand a trusted, and immediate diagnosis to pinpoint the type of infection to drive treatment and behavior. We estimate a 2022 total addressable market of approximately $8.4 billion to diagnose COVID-19 and/or influenza in the United States. We estimate that the international market opportunity is up to three times greater than the U.S. market opportunity.

Other Infectious Diseases and Markets for Testing

There are several other common infectious diseases, apart from COVID-19 and flu, that require testing for effective treatment. We believe that a PCR-quality at-home testing platform can disrupt the existing diagnostic market for these infections because testing is limited to the central lab or complex POC instruments. There are no at-home, PCR-quality solutions for the following infections:

•	Strep throat, which infects approximately 600 million people worldwide and frequently requires treatment with antibiotics.
•

Chlamydia trachomatis, or Ct, which is the most common bacterial cause of STIs worldwide with more than approximately 131 million annual infections according to the WHO. The CDC recommends regular testing for multiple population groups as infection can be asymptomatic.

•

Neisseria gonorrhoeae, or Ng, which is the second most reported disease in the United States that requires notification to government authorities by law. The CDC recommends regular testing for multiple population groups.

We believe that our PCR-quality testing platform can be further developed to detect infection in these disease states and potentially others.

Research and Development and Product Pipeline

As of December 31, 2021, our research and development, or R&D, team consisted of 28 people conducting research and product development activities. Our R&D team has been working on developing our platform over the last seven years and have optimized the device design, performance and usability over the course of several clinical and pre-clinical studies. Our R&D team is focused on three core areas: creation of new products for existing markets and unmet needs, advancing our innovation pipeline to further advance our differentiated platform product offerings, and sustaining engineering and cost reduction initiatives that continually improve device performance and lower our cost to manufacturer product. We have strong capabilities such as mechanical and electrical engineering, fluidics and software design in our engineering team and assay development, biochemistry, microbiology and bioinformatics in our assay development team.

Our development pipeline includes test kits focused on respiratory and sexual health.  Our immediate focus is to expand our COVID-19 test kit to a COVID-19/flu combo test, which is currently undergoing validation and clinical studies. To date, clinical trial results for our candidate COVID-19/flu combo test demonstrated similar sensitivity and specificity to highly sensitive lab-based PCR assays for COVID-19, Flu A and Flu B. In parallel, we are performing feasibility evaluation on both respiratory syncytial virus and Group A strep. We expect a phase gate review in the second half of 2022. We are also exploring the feasibility of using our platform for Ct and Ng. We recently published assay feasibility results, collected in Fiji, for our chlamydia assay.

Commercial Strategy and Growth

Our commercial strategic objective is to deploy our PCR-quality COVID-19 test kit –delivered in the palm of your hand – to new and existing customers who will continue to require accurate and immediate diagnoses as COVID-19 moves to the endemic stage. Throughout 2021 we discovered that customers specifically sought our testing solution because it was and continues to be unique in the market.  We provide the only solution in the market for immediate PCR-quality test results at the POC and at home in a single-use self-contained and fully disposable form factor.

We believe these customers will be durable, repeat long-term customers of our testing solutions because of their need for accuracy, immediacy, and portability of COVID-19 testing.  In the future we expect their needs will evolve into a combined COVID-19/flu PCR-quality test.  We believe these durable customers fall into four customer segments: (1) U.S. healthcare systems and providers; (2) business and governments; (3) self-directed consumers in the home; and (4) international customers with local market needs.

To achieve our commercial objectives, we are focusing on the following business strategies:

•

Continuing to expand our commercial organization with top talent lead by our Chief Revenue Officer who has responsibility for our commercial organization including the direct sales, marketing, and customer experience teams.

•	Increasing manufacturing capacity to meet outsized and continued customer demand.
•

Leveraging the demand we saw in 2021 for decentralized and immediate PCR-quality COVID-19 testing into the long-term leading solution in the market for early and accurate detection of COVID-19 at the POC and at-home.

•	Driving the adoption of our current test kit and digital LUCI Pass solutions through direct sales and marketing efforts.
•

Entering into key distribution arrangements in the United States to drive sales to larger health care systems and IDNs who specifically require our PCR-quality decentralized solution to facilitate mandatory day of surgery COVID-19 testing, high risk emergency surgeries and testing at POC to drive patient treatment decisions.

•	Cultivating distributor arrangements, educating and leveraging these distributors to develop our “test to treat” model in their local markets.
•	Transitioning our larger customers from ordering “as needed” to engaging in longer term contracts that specify purchases requirements up to 12 months.
•	Continue to develop the market for lab quality, at-home or POC testing that was reinforced during the COVID-19 pandemic in preparation for the development of new test kits.

U.S. Healthcare

We believe our market advantage with the U.S. healthcare customer segment is a result of our PCR-quality reliability combined with decentralized immediacy of diagnosis.  This permits our healthcare customers to use our test kit to drive treatment decisions in a manner that antigen tests and PCR tests at the central lab cannot.  For this reason, we have become the solution of choice for certain telehealth platforms and providers who are able to confirm diagnosis immediately and over a telehealth platform to drive treatment.  We believe we will continue to be the solution of choice for telehealth and in office physician groups as new COVID-19 therapeutics become more widely available and require the earliest accurate diagnosis.

Likewise, we believe we have become a preferred solution for pre-surgery COVID-19 testing as surgery generally cannot proceed with confirmed infection.  Such pre-surgery testing is likely to continue as COVID-19 becomes endemic.  Accordingly, IDNs, surgery centers, emergency rooms and urgent care centers rely on our differentiated and flexible testing solution to provide PCR-quality results without relying on large equipment or a reader to meet pre-surgery testing needs.

We believe our decentralized PCR-quality solution also meets the following long-term healthcare provider needs:

•	Enables PCR-quality testing in remote areas such rural hospital networks and IDNs.
•	Solves need for surge capacity testing without investments in or anchors to durable equipment.

•	Serves as a PCR-quality trusted testing solution for healthcare system employers.
•	Provides a differentiated testing pathway for high-risk patient populations.

The urgency of COVID-19 has accelerated our sales organization’s ability to build relationships with providers in the U.S. healthcare system. These efforts create a foundation for new products we plan to introduce including the COVID-19/flu combo test, which is currently undergoing validation and clinical studies. We believe that COVID-19 has changed physician and patient attitudes towards diagnostic testing and that in the future, both groups will expect to test before treating influenza-like illness.

We plan to drive adoption of our solutions by U.S. healthcare providers through our direct sales professionals, distribution partners, promotion of our test kits and our online prescription store, creating awareness through our key opinion leader advisory panel, and through additional direct marketing efforts by our sales and marketing team.

U.S. Business to Business and Government

After receiving EUA authorization for our OTC test kit in the United States, we began selling our tests to both employers and government organizations and refer to this as our business-to-business segment. This customer segment tends to operate in industries with highly compensated and skilled workers.  Frequently these business customers employ sophisticated medical or health officers focused exclusively on maintaining a healthy work environment for their elite workforce. These business customers tend to employ an infrastructure that focuses on employee and workplace health continuously and independent of the COVID-19 pandemic. We believe these businesses will continue to appreciate the ongoing need for testing because their infrastructure appreciates that employees will continue to present with flu-like symptoms and diagnostics will be needed to differentiate infection for the health of the employee and the business. Business sectors that employ this type of employee health infrastructure include technology, financial services, entertainment and professional sports. Our tests have facilitated back to work strategies despite the lack of any government driven regulation requiring testing of any kind.

We believe these sophisticated business segment customers select our PCR-quality test kits after a deliberate and highly informed decision process.  They continue to choose our solution because antigen and central lab testing does not meet their need for accuracy and on-the-spot results.  We believe their appetite for our solution will continue after the COVID-19 pandemic becomes endemic because of their need to keep their highly skilled workforce in the workplace and to keep their businesses running at maximum efficiency. We believe that our business customers in this stratum are well positioned to seek long term supplies of our combo COVID/flu test, which is currently undergoing validation and clinical studies.

We employ a direct sales force to target and maintain these business customer relationships.  Additionally, we may partner with certain business customers to offer our test kits to their employees through direct marketing campaigns in partnership with their employer who is our business customer.

Additionally, several sophisticated governmental organizations with operational similarities to elite business have sought our differentiated solutions.  We service these governments with strategies similar to our business customers and believe their demand will be durable for the same reasons as our business customers.

Direct to Consumer

Our direct-to-consumer, or DTC sales and marketing team sells our OTC test kits directly to the individual consumer through our website, through Amazon and through our value-added reseller partners. Our online platforms offer fast delivery, in most cases next day. We believe that our individual customers primarily chose our test kits in 2021 to confirm negative diagnosis. In 2022 and beyond, we believe our direct consumer sales will be driven by consumer desire to test for the purpose of seeking treatment. Through our direct marketing campaigns via online, email and social media, we plan to continue to make consumers aware of our ability to identify infection earlier than antigen testing with trusted PCR-quality results. In addition, our value-added reseller partners offer our test kit on their online platforms and in certain cases offer proctoring services as well. We believe this channel will help create a new “test to treat” market that will evolve from the “test to confirm negative result” paradigm.

Apart from more widely based social media driven marketing campaigns, our LUCI PASS digital solution has a growing database of past users introduced to our test kit platform from our healthcare, business and government customers.  Our sales and marketing team plan to continue to develop directed marketing communications to these past users in a compliant manner, sometimes in collaboration with our institutional customers.

International

In 2021, we sold tests into Canada, Taiwan, Singapore, and Israel. During 2022, and in future years we expect to incrementally add new countries and regions, if and when we receive regulatory approval. There are three components of these approvals that we are working towards including non-emergency approval, and the ability to promote our tests as a PCR-equivalent.

In these international regions, we plan to continue to deploy our strategy of leveraging distributors.  We believe that selecting, managing and educating distributors will cultivate a market reflecting our U.S. success.  We plan to do so while leveraging local distributors’ knowledge and customer relationships to address the specialized needs found in widely varying international locales. Local and regional international distributors will be supported by sales and marketing managers hired in geographic proximity to our distributors.  We plan to select and establish long term distribution agreements with local experts to drive the emerging test to treat paradigm our technology allows.  All while enabling local distributors to innovate methods for accessing their particular local market needs.

We may not be able to meet all the demand for each new market we enter.  Where possible we plan to establish travel and healthcare use cases with major customers first, then expand to other users and customer segments over time.

Clinical Performance and Data

Our Robust Clinical Data

Our first clinical trial was conducted among symptomatic individuals and demonstrated the molecular accuracy of our COVID-19 test kit as comparable to the known high sensitivity Hologic Panther Fusion SARS-CoV-2 assay, or Hologic Panther Fusion. This clinical trial was initiated in September 2020 and supported our first EUA. The Hologic Panther Fusion is a high sensitivity molecular assay due to its low LoD as labeled in its EUA. In this clinical trial, we collected samples from 101 individuals, tested the samples head-to-head against the Hologic Panther Fusion and achieved 94.1% positive percent agreement (96.0% with discrepant testing) and 98.0% negative percent agreement. Our strong clinical performance was enabled by our LoD of 900 copies per mL of viral transfer media equivalent, or cps / mL VTM equivalent, which allows our COVID-19 test kit to detect viral genetic material in orders of magnitude better than antigen tests. In addition, our COVID-19 test kit is easy-to-use. Specifically, 100% of individuals successfully performed self-testing at-home using our COVID-19 test kit in less than two minutes in a human usability study we conducted with 398 individuals at research facilities in Sunnyvale and Fresno, California. The measure for successful performance was the ability to collect a nasal specimen and start the test running on the first try, either without having to look back at the directions or with only one look back. On November 17, 2020, we received an EUA from the FDA for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the POC, with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC.  Our test kit was the first FDA-authorized, under an EUA, COVID-19 test that allows patients to test themselves and receive results at home.  Our prescription at-home use indication does not require healthcare provider telehealth or video observation.

In December 2020, we initiated a follow-on clinical trial among asymptomatic individuals to support both a new EUA submission for OTC non-prescription use, as well as an EUA amendment to our initial EUA to expand the indicated population to include asymptomatic individuals.  We refer to our clinical trial among symptomatic individuals and our follow-up clinical trial among asymptomatic individuals as our Community Testing Studies.  The asymptomatic study enrolled a total of 303 individuals, including 81 asymptomatic positives, and again utilized the Hologic Panther Fusion as the comparator. Results of the follow-on asymptomatic study showed no statistical difference in our test performance compared to the first study among symptomatic individuals. Hence, simply increasing the sample and confidence in our molecular accuracy as compared to the known high sensitivity Hologic Panther Fusion assay.  Our accuracy across both Community Testing Studies as compared to the Hologic Panther Fusion was 96% across all 404 samples.  Our sensitivity, or positive percent agreement PPA, was 92% across all 132 positive samples.  Excluding samples with very low levels of virus that possibly were no longer infectious, our sensitivity, or PPA was 97%. Our specificity, or negative percent agreement NPA across both studies was 98%.

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

Cleveland Clinic Clinical Trial

We sponsored a study with Cleveland Clinic Florida from August 2020 to April 2021. The criteria for participation in the study included: 1) 18 years of age or older; 2) COVID-19 symptomatic subjects currently experiencing fever of 100 degrees or higher or self-reports of having fever in the past 48 hours and currently experiencing at least one additional associated CDC COVID-19 symptom or previously tested positive for COVID-19; and 3) willingness to try COVID-19 test and self-collect nasal swab samples in both nostrils. A total of 97 subjects were enrolled and completed the study, of which, 90 subjects’ samples were analyzed as there was CDC comparator data available for 90 subjects.

The Cleveland Clinic Clinical Trial was completed and results reported in October 2021. The primary objective of the study was to confirm our COVID-19 All-in One test kit provides similar performance to a central lab-based FDA EUA molecular diagnostic RT-PCR assay with known high sensitivity. In the study, our COVID-19 test kit results were compared to the CDC 2019-nCoV Real-Time RT-PCR Diagnostic Panel Assay with the final results summarized in the following:

	Comparators
Our COVID-19 Test Kit	Positive	Negative	Total
Positive	58	1	59
Negative	2	29	31
Total	60	30	90
Positive Percent Agreement (PPA)			97%
Negative Percent Agreement (NPA)			97%

The secondary objective was to demonstrate our COVID-19 test kit is suitable for patient use and does not require a health care professional to administer. The following summarizes the post-testing survey results from the 97 subjects enrolled in the study:

•	100% of subjects reported that their overall experience was easier or about what they expected;
•	100% of subjects reported that the swab ease of use and instructions of use were easier or about what they expected;
•	93% of subjects reported that the overall instructions were extremely or very clear and understandable, 6% expressed somewhat clear and understandable;
•	96% of subjects reported that they were very or extremely likely to stay home to avoid spreading COVID-19 to others if they knew they were infectious; and
•	99% of subjects reported that it was important for them that an at-home COVID-19 test kit be made available.

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

•	After using our COVID-19 test kit, 100% (352/352) of users across all age cohorts expressed confidence they could run the test at-home on their own.

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

Our most recent FDA OTC EUA submission includes adult collections in children ages two to 13.  We had provided this parent collection data to FDA with our first EUA submission in November 2020. However, we did not seek an adult/parent collection indication in children with our first prescription at-home EUA. The FDA views our parent collection usability data as sufficient to support the adult/parent collection in children ages two to 13 in our OTC EUA submission and did not require any additional usability study data beyond what was included in our initial FDA EUA submission. Our usability study demonstrated that parents were successfully able to collect a nasal swab sample among the 52 parents enrolled in our usability study as described above.

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

Manufacturing and Supply

We leverage a combination of internal and external manufacturing capabilities to manufacture the various components of our finished test kit. We have chosen to partner with Jabil, a leading global manufacturing solutions provider offering capacity expansion, sourcing expertise, and automation capabilities. We plan to make additional investments to increase capacity through automation and expansion of our manufacturing footprint through our outsourced manufacturer. We created an equipment and process platform with the capability to be systematically replicated in a short time period to expand manufacturing capacity.  In 2021 we partnered with Jabil to enable significant manufacturing expansion and scale up including in the Dominican Republic. In the future we intend to primarily rely on third-party suppliers to manufacture our test kits. Outsourcing to third parties provides us expertise and capacity necessary to scale up or down based on demand for our test kits. We have started to see increased scale due to our 2021 efforts with Jabil. We continue to investigate opportunities to enhance manufacturing capacity and efficiency to align with anticipated demand.

Many of the critical components are dual sourced with alternate suppliers identified and qualified. We have sourced and will continue to source test kit components, molds, reagents and other test kit materials from a limited number of suppliers or, in many cases, a single supplier. For example, our molds and many of our reagents are sole-sourced. In addition, we rely solely on Promega Corporation and New England BioLabs, Inc. for the supply of our current enzymes and primers. We intend to put in place framework agreements with certain of our single-source suppliers, including Promega Corporation and New England BioLabs, Inc., under which third-party contract manufacturers and/or suppliers will generally provide us with necessary quantities of such materials based on our development and commercial needs. We continuously assess our lack of redundant supply for our current enzymes and primers in particular to protect against any potential supply disruptions. Our modular manufacturing approach coupled with our agile supply chain would provide us the flexibility to scale in-house with any partner.

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

Manufacturing Services Agreement with Jabil

On September 10, 2020, we entered into the Jabil MSA with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with our specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without our prior written consent. We are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast.

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

For OTC, we have developed LUCI PASS as referenced above, and is designed to allow users to easily receive a verified test result transmit their test result to the relevant public health authorities.

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

The CARES Act provides coverage for FDA EUA authorized COVID-19 tests when such tests are medically appropriate and ordered by a healthcare provider. Presently, COVID-19 testing coverage exists for tests run in clinical labs and POC settings. Under the EUA we received, our COVID-19 test kit is eligible for reimbursement in POC settings as a molecular POC test. Further, beginning January 15, 2022, pursuant to guidance issued by the Biden administration, health plans are required to provide coverage for at-home COVID-19 testing during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. Medicare beneficiaries will be eligible for free at home COVID-19 testing in the spring of 2022.

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

In diagnostic testing, we anticipate facing competition from companies that have or are developing molecular tests (including centralized laboratory and POC tests) as well as antigen and antibody tests.  We plan to continue to compete with testing solutions provided by centralized labs for COVID-19 and influenza. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into home sample collection. We also will face competition from POC testing solutions, whether for influenza, COVID-19 or a combination.  In the at-home setting, we will face continued competition from COVID-19 antigen tests because they are rapid and are already in use across the United States and internationally.  We are not yet aware of any at-home influenza test, or COVID-19/flu combo test, whether molecular or antigen.  However, we believe such tests are under development. Finally, we face competition from companies focused on developing and commercializing molecular testing in the home.  These companies include Cue Health, Inc. and Detect, Inc., which have both received EUA for molecular COVID-19 testing (POC and at-home).  We face potential competition from many other sources, including academic institutions, public and private research institutions and governmental agencies. As of February 18, 2022, 420 tests and sample collection devices were authorized by the FDA under EUAs, including EUAs for 15 antigen OTC at-home tests and 3 molecular OTC at-home tests.

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

We expect competition to continue to increase as other established and emerging companies enter the market, as customer requirements evolve, and as new products, services and technologies are introduced. Moreover, the entrance of new competitors is being encouraged by governmental authorities, which are offering significant funding to support development of testing solutions for COVID-19, which solutions may be relevant diagnostic testing for other infectious disease states. Some of our existing or new competitors may have strong relationships with current and potential customers, including governmental authorities, and, as a result, may be able to respond more quickly to new or changing regulatory requirements, new or emerging technologies, and changes in customer requirements. Our COVID-19 test kit may not compete favorably, and we may not be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. Any failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

Our success is contingent in part upon the successful development and commercialization of our COVID-19 test kit and our other assays from our platform that prove to be more effective and convenient than competing products in our target indications. We could see a reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that provide faster time to results, are more convenient or are less expensive than our COVID-19 test kit or any other test kits that we may develop. Our competitors also may be quicker and/or more successful than us in obtaining FDA or other regulatory approvals for their products, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

As of March 7, 2022, we owned seven issued U.S. utility patents, nine pending U.S. utility patent applications, ten issued foreign patents and 44 pending foreign patent applications. Our molecular diagnostic platform is covered by six issued U.S. method and device patents, which include claims directed at methods and compositions for carrying out the molecular diagnostic assays on our platform and device claims covering our molecular diagnostic platform device. Additionally, we owned nine pending U.S. patent applications covering aspects of the device and composition used to run our molecular diagnostic assays, including those for COVID-19 and influenza. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. Our issued U.S. and foreign patents are anticipated to naturally expire between 2035 and 2038, and our U.S. pending patent applications and pending PCT application, if issued into patents, are anticipated to naturally expire between 2035 and 2041, excluding any additional patent term adjustment(s) or extension(s), and assuming payment of all applicable maintenance or annuity fees. Once a patent expires, patent protection ends and an invention enters the public domain allowing anyone to commercially exploit the invention without infringing the patent.

In addition, we hold design patents and patent applications that cover certain ornamental features of our platform device. As of March 7, 2022, we owned two issued U.S. design patents, two allowed U.S. design patent applications, one pending U.S. design patent application, 32 foreign design registrations, and two pending foreign design applications. Our issued U.S. design patents, allowed U.S. design patent applications, and pending U.S. design patent applications, if issued into design patents, are anticipated to naturally expire between 2035 and 2037. Our foreign design registrations are anticipated to naturally expire between 2030 and 2045.

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

We also rely upon trademarks to build and maintain the integrity of our brand. As of March 12, 2022, we own two U.S. trademark registrations, two allowed intent-to-use US trademark applications, one pending trademark application in Canada, and two international registrations through the Madrid Protocol in New Zealand and Hong Kong. . We also rely, in part, on unpatented trade secrets, know-how, continuing technological innovation, and confidential information, to develop and maintain our competitive position and protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. However, such proprietary rights are difficult to protect. We seek to protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information. However, these agreements may not provide meaningful protection. These agreements may be breached, and we may not have an adequate remedy for any such breach. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have implemented measures to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our test kits or to obtain or use information that we regard as proprietary. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. For more information regarding the risks related to our intellectual property, please see Part I. Item 1A, “Risk Factors—Risks Related to Our Intellectual Property” in this Annual Report.

License Agreement with Eiken Chemical Co., Ltd.

In July 2020, we entered into a patent license agreement, or the Eiken Agreement, with Eiken Chemical Co., Ltd., or Eiken. Pursuant to the terms of the Eiken Agreement, Eiken granted us a non-transferable, non-assignable, sublicensable (to our affiliates), non-exclusive license under certain patents, which we refer to collectively as the Eiken Licensed Patents, relating, in part, to loop-mediated isothermal amplification, or LAMP, to develop, make, use, sell, offer for sale and dispose of any reagent, product, kit, device, equipment and/or system for nucleic acid-based in-vitro diagnostic tests for detection of SARS-CoV-2, which causes COVID-19, which we collectively refer to as the Initial Licensed Products, in the United States. We also have limited have-made rights with respect to the Eiken Licensed Patents.

Under the terms of the Eiken Agreement, we have an option to expand the license to the Eiken Licensed Patents for the Initial Licensed Products outside of the United States for a payment of additional fees. In April 2021, we paid the first installment of the world-wide license in the amount of $9 thousand. The second installment for the world-wide license of $9 thousand was paid in July 2021. In addition, we also have an option to expand the license to the Eiken Licensed Patents for new targets beyond the purpose of testing COVID-19 in the United States, which we collectively refer to as the Additional Licensed Products, and together with the Initial Licensed Products, the Licensed Products, for a payment of a one-time fee for each Additional Licensed Product and an additional fee for the expansion of the licensed territory outside of the United States for each Additional Licensed Product. As partial consideration of the rights granted to us under the Eiken Agreement, we made an upfront payment to Eiken of $23,778. We also made an additional payment in July 2021 for $24,141(based on the December 31, 2020 conversion ratio of 103.56 yen to one U.S. dollar). In addition, we are obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products.

On March 8, 2022, we provided notice of termination of the Eiken Agreement. Termination will be effective May 12, 2022. We terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are locations in which we operate. Following termination of the Eiken Agreement, we will not be required to make any future royalty payments under the Eiken Agreement.

Distribution Agreement with Switch

On July 14, 2021, we entered into a Distribution Agreement with Switch, which agreement was subsequently amended, or the Distribution Amendment, on December 21, 2021.  Under the Distribution Agreement, we appointed Switch as a non-exclusive distributor for our CHECK IT test kit in Canada and agreed to provide more than two million test kits in 2022.

Under the Distribution Agreement, Switch is required to provide us with forecasts of the quantity of test kits that Switch expects to order for each of the coming 12 calendar months through December 2022 and each six-month period following December 2022, each, a Rolling Forecast.  For each calendar month in the Rolling Forecast, Switch is required to purchase at least the quantity of test kits set forth in the Rolling Forecast for such month.

If we fail to fulfill the quantity of test kits set forth in any part of the Rolling Forecast for which Switch submits a purchase order(s), then Switch will not be required to purchase the remaining quantity of test kits set forth in the Rolling Forecast.  If Switch fails to purchase the quantity of test kits in any month, or in the aggregate for the 12-month period, in each case as set forth in the Rolling Forecast, then Switch is liable to us for a low double-digit percentage of the total price applicable to the quantity of test kits set forth in the Rolling Forecast for the two months following such failure by Switch.

The Distribution Agreement is for a one-year term and either party has the right to renew the Distribution Agreement for successive periods of one-year each by providing written notice to the other party prior to the expiration of the current term. Either party may terminate the Distribution Agreement (a) for uncured material breach by the other party, (b) if the other party enters into insolvency or bankruptcy or a trustee or receiver or the equivalent is appointed for the other party or proceedings are instituted against the other party relating to dissolution, liquidation, winding up, bankruptcy, insolvency, etc. or (c) for convenience upon 30 days’ notice to the other party. Additionally, either party may terminate immediately upon written notice if a regulatory or governmental agency or court takes action the result of which would prohibit or significantly restrict the sale, distribution, use or manufacture of the test kits in accordance with the Distribution Agreement.

Government Regulation

Regulation of Medical Devices in the United States

Our product candidates and operations are subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and its implementing regulations, collectively referred to as the FDCA, as well as other federal and state regulatory bodies in the United States. The laws and regulations govern, among other things, product design and development, pre-clinical and clinical testing, manufacturing, packaging, labeling, storage, record keeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance.

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

On January 31, 2020, the Secretary of HHS issued a declaration of a public health emergency related to COVID-19. On February 4, 2020, HHS determined that COVID-19 represents a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and, subsequently, declared on March 24, 2020, that circumstances exist to justify the authorization of emergency use of medical devices, including alternative products used as medical devices, during the COVID-19 pandemic, subject to the terms of any authorization as issued by the FDA. On February 29, 2020, the FDA issued an immediately in effect guidance with policy specific to development of in vitro diagnostic tests during the COVID-19 public health emergency, as periodically updated thereafter.

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

Health Insurance Portability and Accountability Act and Other Privacy Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Healthcare Information Technology for Economic and Clinical Health Act of 2009, or collectively HIPAA, among other things, established federal protection for the privacy and security of protected health information, or PHI. Under HIPAA, the HHS has issued regulations to protect the privacy and security of PHI used or disclosed by “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “business associates” and their covered subcontractors that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and certain healthcare providers. The HIPAA privacy regulations protect PHI by limiting its use and disclosure, giving patients the right to access certain information about them, and limiting most disclosures of PHI to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical and technical safeguards and the adoption of written security policies and procedures. In addition, HIPAA requires covered entities to execute business associate agreements with their business associates and subcontractors, who provide services for or on behalf of covered entities. Business associates have a corresponding obligation to maintain appropriate business associate agreements with downstream subcontractors under HIPAA.

In addition, various states, such as California and Massachusetts, have implemented similar data privacy and security laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Additionally, we are subject to other data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security. Such obligations may include the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, or the CCPA, the Canadian Personal Data Protection and Electronic Documents Act, and the Payment Card Industry Data Security Standard, or PCI DSS. In addition, states within the United States have enacted or proposed data privacy laws. For example, Virginia passed the Consumer Data Protection Act and Colorado passed the Colorado Privacy Act. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues and potentially exposing us to additional expense, adverse publicity and liability. The compliance requirements of these laws, including additional breach reporting requirements, and the penalties for violation vary widely, and new data privacy and security laws in this area are evolving. Requirements of these laws and penalties for violations vary widely.

If we or our operations are found to be in violation of HIPAA, or its implementing regulations, and similar state laws, we may be subject to significant penalties, including civil, criminal and administrative penalties, fines, imprisonment and exclusion from participation in federal or state healthcare programs, and the curtailment or restructuring of our operations. HIPAA has four tiers of civil monetary penalties, as well as criminal penalties, both of which may be applied to business associates as well as covered entities, and state attorneys have authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Federal, state, local, and foreign data privacy and security obligations also may include penalties for noncompliance, as well as a private right of action.

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

Open Payments

The federal Physician Payments Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, medical devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS information related to payments and other “transfers of value” to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other healthcare professionals (such as physicians assistants and nurse practitioners), which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers to report annually ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurate and complete reports may result in substantial monetary penalties. We are subject to the Open Payments Program and the information we disclose may lead to greater scrutiny, which may result in modifications to established practices and additional costs. Additionally, similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with healthcare professionals.

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

The implementation of the Affordable Care Act in the United States, for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act imposed, among other things, a 2.3% federal excise tax, with limited exceptions, on any entity that manufactures or imports Class I, II and III medical devices offered for sale in the United States that began on January 1, 2013. Through a series of legislative amendments, the tax was suspended for 2016 through 2019, and was permanently repealed on December 20, 2019 by the Further Consolidated Appropriations Act, 2020. The Affordable Care Act also implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and the aforementioned medical device tax, and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to CMS payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031 unless additional Congressional action is taken. The CARES Act and other COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Various new healthcare reform proposals are emerging at the federal and state level, and additional legislative measures to address the COVID-19 pandemic are expected. For example, beginning January 15, 2022, pursuant to guidance issued by the Biden administration, health plans are required to provide coverage for at-home COVID-19 testing during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. Medicare beneficiaries will be eligible for free at home COVID-19 testing in the spring of 2022. We believe that there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to reduce costs and potentially affect individual healthcare benefits. Certain of these changes could impose additional limitations on the rates we will be able to charge for our current and future products or the amounts of reimbursement available for our current and future products from governmental agencies or third-party payors. Current and future healthcare reform legislation and policies could harm our business and financial condition.

Employees and Human Capital Resources

As of December 31, 2021, we had 141 full-time employees and 113 contractors. Our employees are primarily located throughout California. None of our employees are represented by a labor union or are a party to a collective bargaining agreement and we believe that we have good relations with our employees.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Facilities

Our corporate headquarters are currently located in Emeryville, California, where we lease 6,353 square feet of office, research and development space pursuant to a lease agreement that expires in March 2022. Pursuant to the same lease agreement, we lease an additional 4,211 square feet of office and development space in Emeryville, California that expires in January 2024. In July 2021, we leased an additional 13,267 square feet of office, research and development space in Emeryville, California pursuant to a lease agreement that expires in June 2024. In August 2021, we leased an additional 14,835 square feet of office and laboratory space in San Jose, California which serves as our quality headquarters. Pursuant to the same lease agreement, in December 2021, we leased additional square feet of office and laboratory space in San Jose, California. In March 2022, we leased an 82,000 square foot facility in Vista, California for office, development, research and laboratory space and expect to assume full occupancy by August 2022 after completing tenant improvements. We believe these facilities are adequate to meet our needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

Corporate Information

We were incorporated under the laws of the state of Delaware in February 2013 under the name DiAssess Inc. In April 2020, we changed our name to Lucira Health, Inc. Our principal executive offices are located at 1412 62nd Street, Emeryville, California 94608. Our telephone number is (510) 350-8071. Our website is www.lucirahealth.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

“Lucira Health,” “Lucira,” the Lucira Health logo and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report are our property. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and tradenames referred to in this Annual Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all of the other information contained in this Annual Report before deciding whether to purchase, hold or sell shares of our common stock. While we believe that the risks and uncertainties described below are the material risks currently facing us, additional risks that we do not yet know of or that we currently think are immaterial may also arise and materially affect our business. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

Risks Related to Our Business and Strategy

We have incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

We have incurred net losses since our inception. For the years ended December 31, 2021 and 2020, we incurred a net loss of $64.8 million and $37.3 million, respectively. We may incur additional losses and increased operating expenses in future periods. As of December 31, 2021, we had an accumulated deficit of $128.5 million. To date, we have financed our operations principally from sales of our COVID-19 test kit, issuance and sale of our common stock through our initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects.

Prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit. However, based on our clinical trials of our influenza test kit to date, we believe our molecular nucleic acid amplification technology is adaptable to detecting whether a person is shedding the SARS-CoV-2 virus that causes COVID-19. Although we plan to continue our development efforts of our influenza test kit, we have refocused our near-term business strategy to respond to the COVID-19 pandemic. The market for COVID-19 diagnostic testing is rapidly developing and changing, which makes it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy.

We have encountered, and will continue to encounter, risks and difficulties, some of which are outside of our control, frequently experienced in rapidly developing and changing industries, including those related to:

•

our ability to compete with companies that are currently in, or may in the future enter, the COVID-19 diagnostic testing market, including companies with greater financial, technical and other resources than our company;

•	the possibility that the FDA or similar foreign agency revokes our existing EUAs or similar foreign authorization for our COVID-19 test kit;
•	our ability to scale manufacturing to quantities sufficient to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;
•	unanticipated manufacturing delays and quality control issues;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of operating expenses, particularly manufacturing expenses, related to the expansion of our business, operations and infrastructure;
•	unanticipated delays in test kit development or test kit launches;
•	positive or negative media coverage, or public, user, healthcare provider and/or physician perception, of our COVID-19 test kit or competing products;
•	lack or perceived lack of sufficient clinical evidence supporting the accuracy or cost-effectiveness of our COVID-19 test kit over existing products;

•	the failure of physicians to prescribe our COVID-19 test kit;
•	the failure of third-party payors to cover or adequately reimburse our COVID-19 test kit for prescription at-home and non-laboratory use;
•	our ability to meet customer and user demand for our COVID-19 test kit;
•	our ability to achieve or maintain a consumer-appropriate retail price;
•	our ability to obtain, maintain and enforce our intellectual property rights; and
•	general economic and political conditions.

Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In addition, the production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. Currently there are companies developing vaccines and therapeutic treatments for COVID-19, and there are currently three COVID-10 vaccines authorized for emergency use or FDA-approved. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our COVID-19 test kit, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

We received EUAs from the FDA for our COVID-19 test kit. If the FDA revokes or terminates our EUA, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

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

We are allocating the majority of our resources to the development, manufacturing and commercialization of our COVID-19 test kit for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

We are committing most of our financial and personnel resources to the development, manufacturing and commercialization of our COVID-19 test kit. For example, on September 10, 2020, we entered into the Jabil MSA to support the commercial manufacturing of our COVID-19 test kit, to date we have submitted and received EUAs only for our COVID-19 test kit and in July 2021, we entered into a distribution agreement with Switch. This resource allocation may negatively impact the development of our combination COVID-19 and influenza test kit, as we expect to spend less time in the near-term on the research, development or commercialization of this test kit. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate or stabilize, which would limit or eliminate demand for our COVID-19 test kit. We may not be able to successfully commence or recommence the manufacturing and commercialization of our combination COVID-19 and influenza test kit that remains under development.

Our near-term success is highly dependent on the successful commercialization of our COVID-19 test kit, and it may not attain or maintain market acceptance or be successfully commercialized in the United States and internationally, which could negatively impact our business.

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

•

the ability of our COVID-19 test kit to accurately detect different strains of SARS-CoV-2, created by genetic mutation or otherwise, such as the five notable SARS-CoV-2 variants in the U.K., South Africa, India, Japan and Brazil, and two variants in Peru and Columbia; Omicron has been detected in multiple countries;

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

Even though we have received EUAs for our COVID-19 test kit, it may not gain broad market acceptance among our customers, including physicians, healthcare payors, users and others in the medical community. The commercial success of our COVID-19 test kit is dependent upon consumers, physicians and healthcare providers adopting our test kit, which will be informed, in part, by the cost, convenience and accuracy of our COVID-19 test kit. The accuracy of our COVID-19 test kit could be impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time.

The CDC has highlighted the emergence of four notable SARS-CoV-2 variants of concern: Alpha (also known as B.1.1.7) first detected in the U.K., Beta (also known as B.1.351, B.1.351.2, B.1.351.3) first detected in South Africa, Delta (also known as B.1.617.2,AY.1, AY.2, AY.3) first detected in India, Gamma (also known as P.1, P.1.1, P.1.2) first detected in Japan/Brazil and Omicron (also known as B.1.1.529) first detected in multiple countries. Additionally, two variants of interest have been identified to be rising in prevalence: Lambda (also known as C.37) first detected in Peru and Mu (also known as B.1.621) first detected in Columbia. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these variants are reactive to our COVID-19 test kit. Our assay targets two non-overlapping regions of the N gene, therefore the detection region is unaffected by the mutations of the spike protein of SARS-CoV-2 in the variant strains. As these particular viral strains become commercially available for testing, we intend to perform testing to confirm detection with these strains.

Moreover, our COVID-19 test kit is authorized under an EUA from the FDA for the detection of the novel coronavirus SARS-CoV-2 that causes COVID-19, regardless of the virus variant. The FDA may require us to conduct additional clinical trials or seek a new or amended EUA and our COVID-19 test kit may not be successful in detecting future variant strains, which could significantly impact the accuracy and usefulness of our test kit and materially harm our business and prospects. In addition, the risk of false negative results may increase when testing patients with genetic variants of SARS-CoV-2, including the five notable SARS-CoV-2 variants.

In addition, the COVID-19 diagnostic testing market is susceptible to rapid technological developments and we may not be able to match any new technological advances, which would render our COVID-19 test kit uncompetitive or obsolete. If we are unable to match technological improvements in competitive products or effectively respond to the needs of our customers and users, the demand for our COVID-19 test kit could be reduced.

Our commercial success, including acceptance and use of our COVID-19 test kit, will depend upon a number of factors, some of which are beyond our control, including:

•	the timely receipt of additional marketing authorizations and approvals from the FDA and other similar regulatory authorities;
•	perceptions by the public and members of the medical community, including physicians, as to its convenience, accuracy and the sufficiency of clinical evidence supporting its performance;

•	demand from the public and members of the medical community for our COVID-19 test kit and adoption of our test kit;
•	the availability, perceived advantages, relative cost, relative convenience and relative accuracy of our COVID-19 test kit compared to those of our competitors;
•	positive or negative media coverage of our COVID-19 test kit or competing products, as to its cost, convenience, accuracy and the sufficiency of clinical evidence supporting its performance;
•	the effectiveness of our marketing and sales efforts, including our ability to have a sufficient number of talented sales representatives to sell our test kits;
•	unanticipated delays in manufacturing, test kit development or test kit launch;
•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our COVID-19 test kit;
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our COVID-19 test kit;
•	our ability to obtain, maintain and enforce our intellectual property rights;
•	our ability to maintain a continued supply of test kit materials that meets our quality control requirements;
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

We expect that sales of our COVID-19 test kit will account for the substantial majority of our revenue for the foreseeable future. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of our COVID-19 test kit by consumers. We may not be able to successfully negotiate additional customer contracts in a timely manner, on terms favorable to us or at all. If we are unable to execute additional contracts and expand our customer base, we will not be able to increase our revenue which will have a material adverse impact on our business and results of operation. This risk is particularly exacerbated given our very early stage of commercial operations and limited experience with selling and commercializing our products and negotiating contracts with potential customers. We may not be successful in expanding our customer base significantly, or at all. Adoption and use of our COVID-19 test kit will depend on several factors, including, but not limited to the accuracy, affordability, reliability and ease of use of our test kit as compared to existing products, and coverage and reimbursement policies with respect to our COVID-19 test kit and products that compete with our COVID-19 test kit. Our COVID-19 test kit may not gain market acceptance, and any failure to do so would harm our business and results of operations.

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

If we are unable to expand our marketing infrastructure, we may fail to increase customer adoption of our test kits to meet our forecasts.

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

Direct-to-consumer marketing and social media efforts may expose us to additional regulatory scrutiny, including from the Federal Trade Commission, or FTC, and other consumer protection agencies and regulators.

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

We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the manufacturing and distribution of our COVID-19 test kit and development and launch of any future test kits, our financial results could be adversely affected.

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

We identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

During the preparation of our financial statements for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to the lack of sufficiently designed and implemented controls and procedures to ensure the accuracy of costing and valuation of inventory, appropriate classification of write-offs and consistent reconciliation of inventory balances at various locations. During this period, we did not have a sufficient complement of personnel within the accounting function adequately conducting review and analysis of certain transactions in connection with our commercialization and related to scaling of our commercial sales during the year ended December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. We have begun the process to remediate the material weakness which includes, but is not limited to the following (i) enhancing existing controls around effective review to prevent and timely detect misstatements to be more aligned with our continued growth for improved accuracy of inventory valuation; (ii) designing of additional controls and enhancement of documentation of procedures and policies to ensure a more methodical completion of account reconciliations and verification of the completeness and accuracy of data used to assess the quantity and valuation of inventory; and (iii) hiring, retaining, and training of personnel with appropriate technical accounting, cost accounting and financial reporting expertise in inventory management during the first quarter of 2022, with the focus of implementing a sustainable internal control structure.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ending December 31, 2021, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

The measures we have taken to date, and actions we may take in the future, may not be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or to prevent or avoid potential future material weaknesses. We may not have identified all material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock to decline. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 test kit and on Switch as a significant customer. Any termination or loss of significant rights under the Jabil MSA or Switch Distribution Agreement would harm our commercialization of our COVID-19 test kit. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kit or fail to do so at acceptable quality levels or prices.

We rely substantially and intend to continue to rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 test kit.

Pursuant to the Jabil MSA, Jabil has agreed to manufacture, test and pack our COVID-19 test kit in accordance with our specifications and applicable forecasts and purchase orders. We are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders. After the initial term of three years, the Jabil MSA renews automatically for consecutive one-year terms, subject to written notice of the intention not to renew from either party, given at least 180 days prior to the expiration of the then-current yearly term. The parties may terminate the Jabil MSA at any time upon mutual written consent, and either party may terminate the Jabil MSA upon 180 days prior written notice. Either party may also terminate the Jabil MSA upon a material breach by the other party that is not cured within 30 days after receiving written notice of the breach, or upon a bankruptcy of the other party.

Any termination or loss of rights under the Jabil MSA would harm our ability to commercialize, sell and distribute our COVID-19 test kit, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Jabil MSA, we believe it would be difficult for us to find an alternative manufacturer. In addition, to the extent Jabil or the alternative manufacturer has not secured applicable regulatory approvals, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay test kit production and sales. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. In addition, we have in the past and may in the future experience manufacturing delays as a result of disputes with Jabil or otherwise; the supply of our COVID-19 test kit could be harmed as a result.

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

Manufacturers of medical devices encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We are currently working with Jabil to increase manufacturing production and capacity at its facility located in the Dominican Republic. We have closed our manufacturing facility in Michigan and are in the process of transferring the manufacturing equipment to another facility; however, we may not be able to execute such a plan, and such a plan may not proceed as expected. In order to achieve our near-term and long-term operational and financial plans, we need to substantially increase the manufacturing capacity to which we have access, and there is no assurance that we would be able to do so in a timely manner, or at all. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable to fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations. Any issues relating to the manufacture of our test kits, including with respect to scaling up and validating initial production, may occur in the future. These risks could be exacerbated by Jabil’s limited experience with our COVID-19 test kit and related manufacturing processes.

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

We also rely substantially on Switch as a significant customer. On July 14, 2021, we entered into a Distribution Agreement with Switch, which agreement was subsequently amended, or the Distribution Amendment, on December 21, 2021. Under the Distribution Agreement, we appointed Switch as a non-exclusive distributor for our CHECK IT test kit in Canada and agreed to provide more than two million test kits in 2022.

Under the Distribution Agreement, Switch is required to provide us with forecasts of the quantity of test kits that Switch expects to order for each of the coming 12 calendar months through December 2022 and each six-month period following December 2022, each, a Rolling Forecast. For each calendar month in the Rolling Forecast, Switch is required to purchase at least the quantity of test kits set forth in the Rolling Forecast for such month.

If we fail to fulfill the quantity of test kits set forth in any part of the Rolling Forecast for which Switch submits a purchase order(s), then Switch will not be required to purchase the remaining quantity of test kits set forth in the Rolling Forecast. If Switch fails to purchase the quantity of test kits in any month, or in the aggregate for the 12-month period, in each case as set forth in the Rolling Forecast, then Switch is liable to us for a low double-digit percentage of the total price applicable to the quantity of test kits set forth in the Rolling Forecast for the two months following such failure by Switch.

The Distribution Agreement is for a one-year term and either party has the right to renew the Distribution Agreement for successive periods of one-year each by providing written notice to the other party prior to the expiration of the current term. Either party may terminate the Distribution Agreement (a) for uncured material breach by the other party, (b) if the other party enters into insolvency or bankruptcy or a trustee or receiver or the equivalent is appointed for the other party or proceedings are instituted against the other party relating to dissolution, liquidation, winding up, bankruptcy, insolvency, etc. or (c) for convenience upon 30 days’ notice to the other party. Additionally, either party may terminate immediately upon written notice if a regulatory or governmental agency or court takes action the result of which would prohibit or significantly restrict the sale, distribution, use or manufacture of the test kits in accordance with the Distribution Agreement.

The loss of a large customer, like Switch, a significant reduction in purchases by them, or any difficulties in collecting accounts receivable could harm our financial condition and results of operations. If Switch becomes subject to bankruptcy, is unable to pay us for our product or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose Switch as a customer, our revenue, results of operations and cash flows would be adversely affected. While we believe we could replace the loss of a significant customer like Switch, such transition may result in a decline in our revenue, results of operations and cash flows.

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive, and many of our competitors are larger, better established and have greater technical and marketing capabilities and financial and other resources than we have. In addition, we expect competition with respect to testing solutions for COVID-19 to continue to increase and our success will depend on updated widespread market acceptance of our COVID-19 test kit.

The diagnostic testing market, particularly with respect to COVID-19 diagnostic tests, is highly competitive and we face substantial competition based on factors such as product quality, underlying technology, analytical performance, accuracy, speed of results, convenience and ease of use, price, product enhancements, customer and user service and reputation. Industry competition is also based the following additional factors, among others:

•	patent protection;
•	evidence of clinical performance and support of key opinion leaders, or KOLs;
•	scientific expertise;
•	ability to develop and market products and processes and meet consumer demand;
•	ability to obtain and maintain required regulatory approvals;
•	ability to manufacture cost-effective products that meet applicable regulatory requirements;
•	pricing and reimbursement levels;
•	access to adequate capital; and
•	ability to attract and retain qualified personnel.

In diagnostic testing, we anticipate facing competition from companies that have or are developing molecular tests (including centralized laboratory, POC and OTC tests) as well as antigen and antibody tests. We plan to continue to compete with testing solutions provided by centralized labs for COVID-19 and influenza. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into home sample collection. We also will face competition from POC testing solutions, whether for influenza, COVID-19 or in combination. In the at-home setting, we will face continued competition from COVID-19 antigen tests because they are rapid and are already in use across the United States and internationally. We are not yet aware of any at-home influenza test, or COVID-19/flu combo test, whether molecular or antigen. However, we believe such tests are under development. Finally, we face competition from companies focused on developing and commercializing molecular testing in the home. These companies include Cue Health, Inc. and Detect, Inc., which have both received EUA for molecular COVID-19 testing (POC and at-home). We face potential competition from many other sources, including academic institutions, public and private research institutions and governmental agencies.

We could see a significant reduction or elimination of our commercial opportunity if our competitors develop and commercialize products that provide faster time to results, are more convenient or are less expensive than our COVID-19 test kit or any other test kits that we may develop. Our competitors also may be quicker and/or more successful than us in obtaining FDA or other regulatory approvals for their products, or in meeting consumer demand, which could harm our operations results and financial condition.

In addition, numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for our COVID-19 test kit. Many of those competitors are significantly larger, and have substantially greater financial, scientific, manufacturing and other resources, than us. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and enrolling subjects for our clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater functionality or at lower cost than ours. For example, as of February 18, 2022, 420 tests and sample collection devices were authorized by the FDA under EUAs, including EUAs for 15 antigen OTC at-home tests and 3 molecular OTC at-home tests.

If we are unable to compete effectively, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be harmed. The success or failure, or perceived success or failure, of other companies may adversely impact our ability to obtain any future funding, or harm our business, financial condition and reputation.

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

The production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not be sustained or substantially grow.

Currently, there are companies marketing and developing vaccines and therapeutic treatments for COVID-19. From December 2020 through February 2021, the FDA issued EUAs for three COVID-19 vaccines, which are currently being administered in the United States, the U.K. and other countries, and in August 2021 the FDA granted full approval to Pfizer’s vaccine and in January 2022 gave full approval to the Moderna vaccine. If current or future vaccines are widely distributed and compliantly administered, or if new therapeutic treatments are identified and become widely used, then our testing opportunities and market interest may lessen or disappear. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing grows.

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

Because we rely on third-party suppliers, we do not control the manufacture of the components of our test kits, including whether such components will meet our quality control requirements, nor the compliance of our suppliers with applicable legal and regulatory requirements. For example, on October 8, 2021, we announced the recent recall by Copan Italia SPA of its FLOQSwabs, a component of our COVID-19 test kits identified on the label as “3 Swab,” that we distributed from April 22, 2021 through September 22, 2021. In many cases, our suppliers are not contractually required to supply these components to the quality or performance standards that we require. If the supply of components we receive does not meet our quality control or performance standards, we may not be able to use the components, or if we use them not knowing that they are of inadequate quality, which occasionally occurs with respect to certain reagents, our tests may not work properly or at all, or they may provide erroneous results, and we may be subject to significant delays caused by interruption in production or manufacturing, to lost revenue from such interruption or from spoiled tests, or to the effects of negative perception related to defective test kits.

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

The DPA is a federal statute that confers upon the President of the United States a broad set of authorities to influence domestic industry in the interest of national defense. “National defense” can include emergency and disaster response and, since the start of the current COVID-19 crisis, the President of the United States has used this authority more than 30 times to address the public health crisis. Through the DPA, the executive branch has struck agreements with multiple companies to accelerate COVID-19 countermeasures, like producing N95 protective masks, testing swabs, and vaccine development, and, in September 2020, used the DPA to acquire POC diagnostic testing instruments from two of our potential competitors for placement in nursing homes, and to require one of our potential competitors to prioritize government orders over others. The government may similarly apply the DPA, or another law or program, to our existing or potential new contracts to acquire our COVID-19 test kits or to direct us to distribute our products in a particular manner, and we may be likewise required to prioritize distribution to certain government agencies or other recipients, or to allocate inventory, supplies or facilities for government or government-directed use. The DPA provides that orders pursuant to the statute must “meet regularly established terms of sale or payment” and further provides that no person “shall be held liable for damages or penalties for any act or failure to act resulting directly or indirectly from compliance with a rule, regulation, or order” under the DPA. However, compliance with the DPA could potentially cause business disruption, interfere with our commercial sales and marketing efforts, and depending on the demand, could even prevent or delay our ability to sell our products commercially, or may have other implications that significantly affect our commercialization and development efforts and general ability to conduct our business operations as planned. For example, government directed use of our products under such a program may result in our test kits not being placed in settings where they will be used often for additional tests following the COVID-19 pandemic which would adversely affect our long-term commercial plan. In addition, such government requirements may adversely affect our regular operations and financial results, result in differential treatment of customers and/or adversely affect our reputation and customer relationships. It is also possible that the recent change in the administration could impact the manner in which the government uses the DPA and its other authorities, and result in additional or different risk to us.

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

If our test kits fail to achieve the broad degree of adoption by the medical community and customers necessary for commercial success, our operating results and financial condition will be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

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

In addition, our COVID-19 test kit utilizes our combination of LAMP and proprietary colorimetric detection chemistry. Physicians and customers may prefer to use diagnostic tests with alternative technologies, such as PCR, or even antigen or antibody diagnostic tests. If our test kits fail to achieve the broad degree of physician and customer adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

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

The successful use of our test kits depends on a user following the test instructions. Any user, whether it be a healthcare provider or patient at home, could experience difficulty performing a test using our test kits if they fail to follow the instructions, or otherwise misuse the test. If physicians or other users utilize our test kits incorrectly, or without adhering to our instructions, their test result outcomes may not be consistent with the outcomes achieved in our clinical trials. This could harm our ability to achieve the broad degree of physician and customer adoption necessary for commercial success, or cause negative publicity and word-of-mouth as a result of our test kits not meeting user expectations and accordingly, our operating results and financial condition could be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

We may be unable to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for our test kits.

Our market success is dependent upon government and commercial third-party payors providing coverage and adequate reimbursement for our test kits. Under the EUA authorized for the POC setting, our COVID-19 test kit is eligible for reimbursement as a molecular POC test. However, coverage criteria and reimbursement rates for clinical laboratory tests are subject to adjustment by payors, and current reimbursement rates could be reduced, or coverage criteria restricted in the future, which could adversely affect the market for our COVID-19 test kit. In addition, pursuant to guidance issued by the Biden administration, beginning January 15, 2022, health plans are required to provide coverage for at-home COVID-19 testing in the United States during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. However, the guidance is subject to change.

Medicare beneficiaries will be eligible for free at home COVID-19 testing in the spring of 2022. The reimbursement rate for our at-home test is uncertain. Third-party payors may require additional clinical or other data in order to cover our test kit in certain settings.

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

•	the size, seasonality and customer mix of the COVID-19 and influenza diagnostic testing market;
•	sales and marketing efforts and expenses;
•	the rate at which we grow our sales force and the speed at which newly hired salespeople become effective;
•	changes in the productivity of our sales force;
•	positive or negative coverage in the media or clinical publications of our test kits, competitive products or the current status and severity of COVID-19 and influenza;
•	the cost of manufacturing our test kits, which may vary depending on the quantity of production and the terms of our arrangements with Jabil and our suppliers;
•	the introduction of new test kits or enhancements or technologies by us or others in the diagnostic testing industry;
•	pricing pressures;
•	coverage and reimbursement policies with respect to our test kits and products that compete with our test kits;
•	expenditures that we may incur to acquire, develop or commercialize test kits for additional indications, if any;
•	the degree of competition in our industry and any change in the competitive landscape of our industry;
•	changes in governmental regulations or in the status of our regulatory approvals or applications;
•	future accounting pronouncements or changes in our accounting policies; and
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Conversely, if we underestimate customer and user demand for our test kits, our manufacturing partner, Jabil, may not be able to deliver test kits that meet our requirements. Demand has exceeded supply for our COVID-19 test kits, and late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA CHECK IT test kit as we prioritized distribution to our partnerships, which could result in damage to our reputation and customer relationships. We reactivated online ordering again via our website in October 2021. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations. We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in Michigan and in the Dominican Republic, however we have closed our manufacturing facility in Michigan and are in the process of transferring the manufacturing equipment to another facility. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations.

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

As of December 31, 2021, we had 141 full-time employees and 113 contractors . As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our estimates of the annual addressable markets for our COVID-19 test kit and our influenza test kits are based on a number of internal and third-party estimates. For example, our estimates for the COVID-19 diagnostic testing market include, but are not limited to, estimates relating to the number of times per week healthcare workers would be tested, the time period for which tests may be required, administered or sought, as well as the assumed rate at which such test kit will be reimbursed, or the assumed prices at which we can sell our COVID-19 test kit for. In addition, our estimates for the influenza diagnostic testing market are based on a derivative of the CDC’s estimate of symptomatic influenza cases for prior influenza seasons. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our test kits, the price at which we can sell test kits or the annual addressable market for our test kits is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

The marketing, sale and use of our test kits, could lead to the filing of product liability claims where someone may allege that our test kits identified inaccurate or incomplete information or otherwise failed to perform as designed. We may also be subject to liability for errors in, a misunderstanding of or inappropriate reliance upon, the information we provide in the ordinary course of our business activities. In addition, we may be subject to product liability claims resulting from misuse or off-label use of our test kits. See the risk factor “—The misuse or off-label use of our test kits may harm our reputation or the image of our test kits in the marketplace, or result in injuries that lead to product liability suits, which could be costly to our business. Moreover, we could be subject to FDA sanctions if we are deemed to have engaged in off-label promotion.” A product liability claim could result in substantial damages and be costly and time-consuming for us to defend. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

Business disruptions have impacted and can in the future seriously harm our revenue and financial condition and increase our costs and expenses.

Our operations (including our clinical trials) could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics, including the COVID-19 pandemic, geopolitical tensions and conflicts worldwide, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. Our ability to obtain components for and maintain inventory of our test kits could be disrupted if our operations or the operations of suppliers or manufacturers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in Emeryville, California, near major earthquake faults and fire zones, and the ultimate impact on us for being located near earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

We rely substantially on Jabil to manufacture our COVID-19 test kit initially at manufacturing facilities located in in the Dominican Republic. Over time and as automation efforts improve, we and Jabil may relocate manufacturing to one more additional facilities, which may include additional facilities located outside of the United States. Should Jabil’s current or future manufacturing facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing would cease or be delayed and our COVID-19 test kit may be unavailable. Additionally, our third-party manufacturer’s ability to manufacture our test kits has been and could be disrupted by pandemics including the COVID-19 pandemic. COVID-19 or other business disruptions could impact us or our third-party manufacturer in the future, which could seriously harm our revenue and financial condition and increase our costs and expenses. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause us to be unable to meet customer demand, physicians and other users to discontinue using our COVID-19 test kits, or harm our reputation, and we may be unable to reestablish relationships with such customers and users in the future. Consequently, a catastrophic event or business interruption at Jabil’s current or future manufacturing facilities could harm our business, financial condition and results of operations.

If we or our third-party collaborators, including Jabil, experience significant disruptions in performing their services for us, our business may be harmed.

We and our third-party collaborators, including Jabil, depend on information technology systems for the efficient functioning of our business, including the manufacture, distribution and maintenance of our test kits, as well as for accounting, data storage, compliance, purchasing and inventory management. Additionally, in the ordinary course of business, we and our service providers process personal data and other sensitive information, and we may share sensitive information with relevant third parties. Our and our third-party collaborator’s information technology systems may be subject to malicious code (such as viruses and works), phishing attacks, supply chain attacks, denial of service attacks (such as credential stuffing) ransomware or other malware, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, damage or interruption from fires or other natural disasters, hardware failures, telecommunication failures and user errors, among other malfunctions and other cyber-attacks. We and our third-party collaborators could be subject to an unintentional event that involves a third-party gaining unauthorized access to our systems, which could disrupt our operations, corrupt our data or result in release of our confidential information. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Future acquisitions could also expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Although the aggregate impact on our operations and financial condition has not been material to date, we may have been the target of events of this nature and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in the industry. These threats come from a variety of sources. Threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Any of the aforementioned or similar threats could cause a security incident and result in unauthorized access or damage to our or our customers’ data, as well as disablement, encryption, misuse, disclosure, modification, destruction, or loss of such data. Technological interruptions could also disrupt operations, including the ability to timely ship and track product orders, project inventory requirements, manage supply chain and otherwise adequately service our customers or disrupt our customers’ ability use our test kits. In addition, we will rely heavily on providers of transport services for reliable and secure point-to-point transport of test kits to our customers and users and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our test kits and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for test kits on a timely basis.

We may spend significant resources to endeavor to protect against, detect and/or mitigate security threats, and applicable laws or other obligations may require us to implement certain security measures. While we and our third-party partners have implemented security measures designed to protect against these threats, there can be no assurance that these measures will be effective. In the event we or our third-party collaborators experience significant disruptions, we may be unable to repair such systems in an efficient and timely manner. Accordingly, such events may disrupt or reduce the efficiency of our entire operation and harm our business, financial condition and results of operations. Currently, we carry business interruption coverage to mitigate certain potential losses but this insurance is limited in amount, and we cannot be certain that such potential losses will not exceed our policy limits, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. There can also be no assurance that the limitations of liability in our contracts would protect us from liabilities or damages if we fail to comply with applicable obligations related to information security. If we, or a third party upon whom we rely, experience a security incident, or are perceived to have experienced a security incident, it may result in: government enforcement actions (e.g., investigations, fines, penalties, audits, or inspections); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; class action litigation; indemnity obligations; negative publicity and reputational harm; diversion of funds; interruptions in operations and availability of data; and financial loss. Security incidents and attending consequences may cause some customers to stop using our products, deter new customers for using our products, and negatively impact our ability to grow and operate our business.

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

We have a history of significant net losses, which may continue, and we may not be able to achieve or sustain profitability in the future.

We have incurred net losses since our inception. For the fiscal years ended December 31, 2021 and 2020, we had net losses of $64.8 million and $37.3 million, respectively, and we may continue to incur additional losses. As of December 31, 2021, we had an accumulated deficit of $128.5 million. We may continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our sales force and expand our marketing efforts to commercialize our test kits, create relationships with customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products. The net losses that we incur may fluctuate significantly from period to period. We will need to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time.

Our ability to use our net operating losses, or NOLs, and certain tax credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had federal and state NOL carryforwards of approximately $115.6 million and $56.2 million, respectively. The federal NOLs include $11.0 million that may be used to offset up to 100% of future taxable income and the federal and state NOLs will begin to expire in the calendar year 2034, unless previously utilized. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2022.

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

In addition, we may in the future experience ownership changes, as a result of other changes in our stock ownership (some of which are not in our control). For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

Risks Related to Government Regulation and Our Industry

We received EUAs for our COVID-19 test kit. The FDA may not timely grant any additional or amended EUAs, if at all. For our existing EUAs and any new or amended EUA, the FDA may revoke any EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, which would adversely impact our ability to market our test in the United States.

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

Our collection, use, storage, disclosure, transfer and other processing of personal information, could give rise to significant costs, liabilities and other risks, including as a result of investigations, inquiries, litigation, fines, legislative and regulatory action and negative press about our data privacy and security practices, which may harm our business, financial conditions, results of operations and prospects.

In the course of our operations, we collect, use, store, disclose, transfer and otherwise process an increasing volume of personal information, including from our employees and third parties with whom we conduct business. The collection, use, storage, disclosure, transfer and other processing of personal information is increasingly subject to a wide array of federal, state and foreign laws and regulations regarding data privacy and security, that are intended to protect the privacy of personal information that is collected, used, stored, disclosed, transferred and otherwise processed in or from the governing jurisdiction. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations, such as FDA human subject protection regulations.

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

We are subject to diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Additionally, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use, and sharing of personal data, new operational practices, and requirements to respond to requests from California residents related to their personal data. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA in certain critical ways, including by establishing a new California Privacy Protection Agency to implement and enforce the new law. Other states have enacted data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. In Canada, where we operate, we are also/may be subject to the Personal Data Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. For example, we are also/may be subject to PCI DSS, a multifaceted security standard designed to protect payment card data as mandated by payment card industry entities. We may also rely on vendors to process payment card data, who may be subject to PCI DSS. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws, regulations, standards, and other obligations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our business and harm our business, financial condition and results of operations.

Complying with these numerous, complex and often changing obligations is expensive and difficult. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies or the features of our test kits. Preparing for and attempting to comply with these obligations requires significant resources and, potentially, changes to our technologies, systems, and practices and those of any third parties that process personal data on our behalf. Any failure or perceived failure by us or our service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, regulations, standards, certifications or orders relating to data privacy, security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in significant fines or penalties, negative publicity or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could require us to change our business practices or increase our costs and could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with data privacy and security requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, criminal or civil sanctions, all of which may harm our business, financial condition and results of operations. Additionally, any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers, collaborators, or partners; interruption or stoppage in clinical trials; inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring our operations.

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

•

the federal Physician Payments Sunshine Act, implemented as Open Payments, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions to CMS, information related to payments or other “transfers of value” made to physicians, as defined by such law, other healthcare providers (such as physicians assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state beneficiary inducement laws, which are state laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain people who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act of 2020 permanently eliminates, effective January 1, 2020, the ACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President

Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will affect the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Various new healthcare reform proposals are emerging at the federal and state level, and additional legislative measures to address the COVID-19 pandemic are expected. For example, beginning January 15, 2022, pursuant to guidance issued by the Biden administration, health plans are required to provide coverage for at-home COVID-19 testing during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. Medicare beneficiaries will be eligible for free at home COVID-19 testing in the spring of 2022. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.

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

Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are therefore reliant on our licensors or licensees, and may be reliant on future licensors or licensees, to protect certain of our intellectual property used in our business. If our licensors or licensees fail to adequately protect this intellectual property or if we do not have exclusivity for the marketing of our test kits, whether because our licensors do not grant us exclusivity or they do not enforce the intellectual property against our competitors, our ability to commercialize products could suffer.

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

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current and any future test kits and services, we may be open to competition, which may harm our business prospects. Further, if we encounter delays in our development efforts, the period of time during which we could market our current and any future test kits and services under patent protection would be reduced and, given the amount of time required for the development, testing and regulatory review of planned or future test kits, patents protecting our current and any future test kits might expire before or shortly after such test kits are commercialized. For information regarding the expiration dates of patents in our patent portfolio, see Part I, Item 1 “Business—Intellectual Property” elsewhere in this Annual Report. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing test kits similar or identical to ours.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and internationally and may not provide us with adequate proprietary protection or competitive advantage against competitors with similar products. We may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or IPR, or interference proceedings or other similar proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our platform or our current and any future test kits and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize test kits without infringing third-party patent rights. Moreover, we may have to participate in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge features of patentability with respect to our patents and patent applications. Such challenges may result in loss of patent rights, in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and test kits, or limit the duration of the patent protection of our current and any future test kits or technologies. Such proceedings also may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us.

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

We conduct most of our manufacturing activities through Jabil at its Dominican Republic facilities. Although the Jabil MSA generally precludes Jabil from misusing our intellectual property and trade secrets, or using our designs to manufacture test kits for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights and may find counterfeit goods in the market being sold as our current and any future test kits or test kits similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. For example, from February 5, 2021 to November 8, 2021, our stock price ranged from a high of $37.98 to a low of $4.23. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors including:

•	the receipt of additional or amended EUAs from the FDA for our COVID-19 test kit and the timing thereof;
•	our ability to obtain and maintain regulatory approvals for our test kits;
•	changes in laws or regulations applicable to our test kits;
•	adverse developments concerning Jabil, Switch, or any of our third-party collaborators and suppliers, including our sole-source suppliers;
•	our inability to obtain adequate product supply for any approved test kit or inability to do so at acceptable prices;
•	our ability to reliably manufacture and distribute our test kits;

•	the degree and rate of physician and market adoption of any of our test kits, and initially our COVID-19 test kit;
•	announcements by us or our competitors of significant business developments, diagnostic technologies, acquisitions, or new offerings;
•	negative publicity associated with issues related to our test kits;
•	changes in the anticipated future size and growth rate of the COVID-19 and influenza diagnostic testing markets as a result of widely administered use of efficacious vaccines or other treatments;
•	the development of new vaccines and treatments for COVID-19 or the announcement of impending approval of such new vaccines or treatments;
•	the loss or termination of any rights under the Jabil MSA or Switch Distribution Agreement;
•	our inability to establish collaborations, if needed;
•	future sales of our common stock or other securities, by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our common stock;
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

General Risk Factors

We have incurred and may continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. We expect such expenses to further increase after we are no longer an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Furthermore, the senior members of our management team do not have significant experience with operating a public company. As a result, our management and other personnel will have to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Accordingly, we may continue to incur operating losses for the foreseeable future and we may not achieve profitability in the future and that, if we do become profitable, we may not sustain profitability. Our failure to achieve and sustain profitability in the future will make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our test kits to significantly penetrate the target markets would negatively affect our business, financial condition and results of operations.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes–Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company if we are not a non-accelerated filer at such time.

In the future, if we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, proposals have recently been made in Congress (which have not yet been enacted) to make certain tax law changes affecting corporations. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct or may in the future conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other third-party collaborators from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties outside of the United States to sell our test kits internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other third-party collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

In the past, securities class action litigation has often been brought against companies following a decline in the market price of its securities. This risk is especially relevant for us because medical device companies have experienced significant stock price volatility in recent years, and our stock price has been volatile since our initial public offering. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

Our corporate headquarters are currently located in Emeryville, California, where we lease 6,353 square feet of office, research and development space pursuant to a lease agreement that expires in March 2022. Pursuant to the same lease agreement, we lease an additional 4,211 square feet of office and development space in Emeryville, California that expires in January 2024. In July 2021, we leased an additional 13,267 square feet of office, research and development space in Emeryville, California pursuant to a lease agreement that expires in June 2024. In August 2021, we leased an additional 14,835 square feet of office and laboratory space in San Jose, California which serves as our quality headquarters. Pursuant to the same lease agreement, in December 2021, we leased additional square feet of office and laboratory space in San Jose, California. In March 2022, we leased an 82,000 square foot facility in Vista, California for office, development, research and laboratory space and expect to assume full occupancy by August 2022 after completing tenant improvements. We believe these facilities are adequate to meet our needs in the near term and that additional space can be obtained on commercially reasonable terms as needed.

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

Holders of Common Stock

At March 28, 2022, there were 39,825,333 shares of our common stock outstanding held by approximately 60 stockholders of record.  The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report.

Stock Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the financial statements and the related notes included elsewhere in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this Annual Report titled “Risk Factors.”

A discussion regarding our financial condition and results of operations for the years ended December 31, 2021 and 2020, including a year-to-year comparison between 2021 and 2020, is presented below.

Overview

We are a medical technology company on a mission to bring central laboratory quality testing for infectious diseases into the home and point of care settings. We aim to have disposable, single use test kit platform replace central lab testing for accurately diagnosing infectious diseases leading to faster treatment and better disease control outcomes. We believe that society benefits from real-time and accurate disease detection in order to deploy time-sensitive therapeutic treatments for the individual and reduce spread of infection in the community. Currently, the United States relies on centralized lab testing for accurate disease detection. We believe testing labs are too geographically centralized, rely too heavily on instrumented equipment, and are expensive and difficult to access. With our PCR-quality technology, we offer decentralized and accessible single-use testing for infectious diseases. Our test kits are coupled with our digital platform, LUCI PASS, which is designed to securely deliver a clinically relevant test result to users, healthcare providers, and to required public health authorities. We plan on developing and commercializing lab quality single-use test kits for several infectious diseases and have started by commercializing our PCR-quality COVID-19 test kits.

The COVID-19 pandemic has placed unprecedented pressure on the current U.S. healthcare system. We believe the pandemic demonstrated that the infectious disease testing infrastructure in the United States was too quickly overwhelmed to efficiently and reliably detect COVID-19 early enough to drive effective treatment and better patient outcomes. To suppress the spread of infection in the population, we believe testing should be fast, accurate, and away from other people so as to reduce potential transmission. While PCR lab testing for COVID-19 is trusted and accurate, it is slow, inconvenient and centralized. Rapid at-home antigen testing for COVID-19 is fast and decentralized but the test method has accuracy challenges, especially in the face of variants. There are widespread reports of people receiving negative test results from rapid antigen test kits only to receive a positive PCR result days later from the lab. We believe false negative results from rapid antigen testing can create a false sense of security, confuse the public, and lead to increased infection rates.

With our platform, we are reimagining current infectious disease testing through innovative test kits that are designed to deliver on-the-spot testing with PCR-quality in a single-use, portable, and easy-to-use format. Our platform is designed to produce assays that combine the accuracy and reliability of PCR tests and the accessibility and ease of use of antigen tests. Our molecular test kits are designed to be diagnostically definitive, unlike the antigen tests on the market today. Importantly, our tests also provide a platform for both symptomatic and asymptomatic individuals to easily check their COVID-19 infection status in 30 minutes or less, thus providing a testing solution that can be utilized at high scale as we begin navigating a new normal living with COVID-19 as an endemic disease.

While people have tested to prevent spread of infection through isolation and hoped for recovery, we believe that moving forward, people will seek PCR-quality at-home tests to treat infection as quickly as possible. We believe this new “test to treat” paradigm will become increasingly important as COVID-19 becomes endemic. This is because new therapies for COVID-19 infection are now available contingent upon accurate and early testing. We believe our test kits can play an important role in facilitating a “test to treat” paradigm because our tests are PCR-quality and therefore able to detect infection early, which can lead to early therapy and potentially better outcomes. This is because PCR lab testing is understood to detect viral genetic material at the earliest stages of infection because it amplifies trace amounts of virus DNA. Rapid antigen tests are understood to be less sensitive because antigen tests do not amplify the virus. A person must have first produced enough antigens in their body to return a positive result, which could be up to seven days into their infectious stage and mostly past the time for an anti-viral to be effective. We believe this leads to potential delays in detection and a potential loss of trust in rapid antigen test results.

Our first commercially available PCR-quality diagnostic test was the LUCIRA COVID-19 All-In-One Test Kit, which received EUA from the FDA for prescription use in at-home and POC settings. Our COVID-19 test kit was the first at-home self-test to receive FDA EUA authorization, and remains the only FDA EUA authorized single-use molecular test for at-home use. On April 9, 2021, we received our first FDA EUA authorization for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection) and launched LUCI PASS, our digital platform designed to securely record and share verified test results via text messaging. The LUCIRA CHECK IT COVID-19 Test Kit utilizes identical components to the LUCIRA COVID-19 All-In-One Test Kit and both are referred to as test kits or COVID-19 test kits. We have since received authorization from Health Canada, PSAR approval by Singapore’s Health Sciences Authority, approval from the Taiwan Ministry of Health and Welfare for emergency use, and approved registration from Israel. In the second half of 2022, we hope to obtain several new regulatory approvals including extending our EUA authorization into full FDA approval via de novo application, CE Mark, and submissions to the United Kingdom and Australia to further extend access to international markets.

Our PCR-quality platform is designed with a flexible assay architecture in which we can largely leverage all these components to accelerate the development of new test kits for additional indications, including other infectious diseases such STIs and other respiratory infections. We plan on seeking EUA authorization from FDA for prescription use, authorization from Health Canada and European Medicines Agency, and CE Mark, to commercialize a COVID/flu combo test in the first half of 2022.

Since inception through December 31, 2021, we generated $93.4 million of revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock issuances. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

On February 4, 2022, we entered into a Loan and Security Agreement, or Loan Agreement, with Hercules Capital, Inc., or Hercules and Silicon Valley Bank, or SVB. The Loan Agreement provides for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing. The term loans will mature on February 1, 2026. In connection with the entry into the Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. For a more detailed description of the Loan Agreement and warrants, see Note 13 to our audited financial statements included elsewhere in this Annual Report.

We have historically incurred substantial net losses as we continue to develop and begin commercializing our COVID-19 test kit and we may incur additional losses and increases expenses in future periods. As of December 31, 2021, we had an accumulated deficit of $128.5 million.

Since the second quarter of 2020, we have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit. Research and development activities related to our test kits, including the COVID-19 test kit, include clinical, regulatory and manufacturing process initiatives. We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to promote adoption of our COVID-19 test kit, build relationships with our customers, obtain regulatory clearances or approvals for current and any future test kits, qualify manufacturing expansion, and conduct clinical trials. In addition, we expect our general and administrative expenses to continue to increase due to the additional costs associated with scaling our business operations, including personnel costs related to increased headcount for administrative, accounting, information technology, legal and compliance functions as well as facilities related costs. As a result, we will require substantial capital to fund manufacturing expansion, inventory purchases and expenses related to our operating activities, including selling, general and administrative expenses, as well as research and development.

In 2020, we entered into several license and manufacturing and services agreements, and in 2021, we entered into several distribution agreements. For a more detailed description of our license and manufacturing, services and distributions agreements, see Part I, Item 1, “Business— Intellectual Property— License Agreement with Eiken Chemical Co., Ltd.,” “Business—Manufacturing and Supply,” “Business—Intellectual Property—Distribution Agreement with Switch” and Note 2 and Note 5 to our audited financial statements included elsewhere in this Annual Report.

Factors Affecting Our Business

We believe the following significant factors affect our business:

•

Approval and Market Adoption of Our Test Kits. Our commercial success, including acceptance and use of our test kits, will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory approvals for additional indications of our COVID-19 test kit and new products and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our test kits and rate of adoption of our test kits. The commercial success of our test kits will be dependent upon sales to physicians and healthcare providers, businesses, consumers and international markets. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.

•

Cost of Revenue. The results of our business will depend in part on our ability to establish and increase our gross margins by effectively managing our costs to produce our test kits. To better meet the market demand for decentralized diagnostic testing, a key part of our growth strategy includes expanding our current manufacturing capacity and adding automation to the manufacturing process. Our test kits have been designed for automated production. We plan to expand manufacturing to additional locations to further our manufacturing capacity and reach.

•

Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. There are currently three COVID-19 vaccines authorized for emergency use or FDA-approved. Although breakthrough cases occur with highly transmissible COVID-19 variants, such as Omicron, the widely administered use of efficacious vaccines or new therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. However, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing. We believe this is largely due to the COVID-19 pandemic resulting in hyper-sensitivity to symptoms, breakthrough cases and broader awareness of the disease. Our future success with our COVID-19 test kit is substantially dependent on the manner in which the market for COVID-19 diagnostics develops and grows.

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

Results of Operations

The following table sets forth the significant components of our results of operations for the years presented.

	Years Ended December 31,
	2021	2020	Change
	(In thousands)
Net sales	$93,055	$269	$92,786	34,493%
Cost of products sold	81,392	1,941	79,451	4,093%
Impairment of long-lived assets	1,439	—	1,439	100%
Gross profit (loss)	10,224	(1,672)
Operating expenses:
Research and development	39,840	24,620	15,220	62%
Selling, general and administrative	35,521	5,633	29,888	531%
Total operating expenses	75,361	30,253
Loss from operations	(65,137)	(31,925)
Other income (expense), net:
Grant income	597	2,145	(1,548)	(72%)
Interest expense	(3)	(53)	50	94%
Interest income	14	—	14	100%
Remeasurement of derivative liabilities and convertible notes	(281)	(7,515)	7,234	96%
Total other income (expense), net	327	(5,423)
Loss before provision for income taxes	(64,810)	(37,348)
Provision for income taxes	17	—
Net loss	$(64,827)	$(37,348)

Net Sales

We currently derive all of our revenue from the sales of our COVID-19 test kits, which we account for in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Product revenue is recognized upon the transfer of control of our test kits to the customer, which occurs at a point in time, typically upon shipment to the customer, unless terms of contractual arrangements with customers state otherwise in which case the control is transferred upon completion of delivery and customer acceptance of products.

The increase in revenue in 2021 was primarily due to increased volume in units sold driven primarily by increased manufacturing output as demand continued to be strong. We did not commence revenue generating activities until December 2020, following receipt of our first EUA for our test kit in November 2020. We generated net sales of $0.3 million from the sale of COVID-19 test kits in 2020.

Our commercial strategic objective is to deploy our COVID-19 test kit to new and existing customers who will continue to require accurate and immediate diagnoses as COVID-19 moves to the endemic stage. Throughout 2021 we discovered that customers specifically sought our testing solution.

We believe these customers will be durable, repeat long-term customers of our testing solutions because of their need for accuracy, immediacy, and portability of COVID-19 testing. In the future we expect their needs will evolve into a combo COVID-19/flu PCR-quality test. We believe these durable customers fall into four customer segments: (1) U.S. healthcare systems and providers; (2) sophisticated business and governments; (3) self-directed consumers in the home; and (4) international customers with local market needs.

In April 2021, we received an EUA for an OTC indication for our COVID-19 test kit. We generated net revenue of $93.1 million from the sale of COVID-19 test kits during 2021.

We may experience fluctuations in net sales as a result of changes in customer and user demand for our test kits based on seasonality, which for COVID-19 remains unknown. Our revenue may also fluctuate from quarter-to-quarter due to a variety of factors, including our ability to successfully expand our commercial sales function to meet anticipated customer demand, the number of businesses and healthcare providers who are aware of and use our test, and the availability of reimbursement.

Cost of Products Sold

Costs of products sold includes cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense.

Much like our revenue, we began to generate cost of products sold in December 2020, after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. The increase in cost of products sold was due to increased volume in units sold. We did not commence revenue generating activities until December 2020. For 2021, we sold $1.0 million of inventory that was previously written off prior to the receipt of the EUA.

We expect that cost of products sold will increase on an absolute basis as the number of COVID-19 test kits we sell increases. On a per unit basis, the cost of our test kit may decrease over time due to anticipated volume discounts on outsourced manufacturing costs, materials and shipping costs, and through other volume efficiencies we may gain as the number of test kits manufactured increases. We may experience fluctuations in our cost of products sold, which similar to net sales volumes, may be impacted by changes in customer and user demand for our test kits based on seasonality, which for COVID-19 remains unknown.

Impairment of Long-Lived Assets

During 2021, certain facts and circumstances indicated that costs of certain assets, primarily those associated with dry room facilities affixed to the Auburn Hills Michigan manufacturing facility, may not be recoverable before the end of their previously estimated useful life. Based on these facts and circumstances, we conducted an impairment analysis, which resulted in recording an impairment charge of $1.4 million during 2021, related to these assets.

Gross Profit (Loss)

Gross profit increased during 2021 as compared to 2020, as a result of the increase in net sales of our COVID-19 test kit following the EUA approval received in November 2020 and efficiencies resulting from increased manufacturing output.

We expect our gross profit to be affected by a variety of factors, including sales volume of our test kit, pricing pressures, the success of our cost-reduction strategies, the cost of test kit materials, manufacturing costs, and headcount. We expect our margin to increase to the extent we are successful in our ability to lower the costs associated with the production of our test kits, that includes increasing our production output in a lower cost environment and utilizing high volume manufacturing equipment in much of the production process. If these efforts are successful, we believe we will lower production costs and will be able to increase our gross margin. While our gross margin may increase, we also anticipate it will likely fluctuate from quarter to quarter.

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

Research and development expenses increased $15.2 million, or 62%, in 2021 compared to 2020. This increase was primarily due to increased expenses related to continued development and clinical activities to support new products and to support manufacturing activities, including the redevelopment of our manufacturing and quality release process in the Dominican Republic. We supported research and development activities such as test kit development, testing, and validation of manufacturing activities related to our COVID-19 test kit through increased personnel-related expenses of $3.8 million, third-party professional services of $3.4 million, depreciation expense of $1.0 million, and supplies and materials of $3.9 million.

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

Selling, general and administrative expenses increased $29.9 million, or 531%, in 2021 compared to 2020. This increase was primarily due to commercially launching our COVID-19 test kit and being a public company. We had higher headcount and personnel-related expenses of $13.9 million which includes an expense of $4.3 million related to the departure of a former executive, professional expenses of $5.9 million to support our commercial activities, office related expenses of $1.8 million, which primarily relate to additional leased locations, and public company compliance and insurance of $4.6 million.

We expect that our selling, general and administrative expenses will increase as we invest in the infrastructure of our commercial and sales organization to support the commercialization of our COVID-19 test kit. We expect our general and administrative expenses will increase in support of our expanding operations including increased headcount and related personnel costs, investments in corporate and research facilities, information technology, increased compliance related costs accounting, audit, legal and consulting services expenses.

Other income (expense), net

Other income (expense), net consists primarily of grant income, offset by interest expense and adjustment upon remeasurement of derivative liabilities and convertible notes.

Grant Income

We earn grant income for performing tasks under research and development agreements with governmental agencies, such as the National Institutes of Health, or NIH, in respect of work performed on STI developments. Income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with government contracts are recorded within grant income. Grant income is recorded at the gross amount of the reimbursement. The direct costs associated with these reimbursements are reflected as a component of Research and development expense in our Statements of Operations.

Grant income decreased $1.5 million, or 72%, in 2021 compared to 2020. This decrease was primarily due to the stoppage of BARDA billing in June 2020 as we shifted our near-term business strategy from the development of influenza test kits to respond to the COVID-19 pandemic.

Interest Income (Expense), net

Interest income consists of interest earned on our invested cash balances following our IPO. Interest expense consists of contractual and effective interest incurred on our bank financing arrangements and outstanding convertible notes during the relevant periods.

Interest income (expense), net increased during 2021 resulting from interest earned on invested cash balances following the IPO in the first quarter of 2021, as compared to interest expense for 2020, resulting from interest incurred on our outstanding convertible notes.

We expect our interest income (expense), net may fluctuate depending on the amount of interest income earned on available invested cash balances and the degree offset by interest expense incurred on outstanding balances under our bank financing arrangement.

Remeasurement of Derivative Liabilities and Convertible Notes

During 2020 and portions of 2021, prior to our IPO, we issued certain convertible notes which contained embedded features that met the definition of embedded derivatives. Accordingly, we classify the convertible notes and related embedded features as liabilities on our Balance Sheets and record changes in fair value at each balance sheet date with the corresponding change recorded as Other income (expense), net on the Statement of Operations.

For 2021, we recorded a change in the fair value related to the remeasurement of derivative liabilities and convertible notes upon conversion of the notes to common stock at the closing of our IPO in the first quarter of 2021. For 2020, we recorded a change in the fair value related to the remeasurement of derivative liabilities and convertible notes related to the conversion of certain of these notes to shares of our preferred stock.

Provision for Income Taxes

The increase in provision for income taxes in 2021 was due to an increase in state franchise taxes. The effective tax rate for 2021 and 2020 differed from the U.S. federal statutory rate of 21% primarily due to no federal taxable income for both fiscal years.

Our effective annual tax rate may increase if we generate higher federal and state pretax income or establish nexus in additional states as we continue to expand our operations and sales into markets.

Liquidity and Capital Resources

Based on our current planned operations, we expect that our existing cash, cash generated from revenue, and cash draws from the bank financing arrangement (see Note 13 to our audited financial statements included elsewhere in this Annual Report) will enable us to fund our business operations for at least 12 months from the date hereof. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

Our primary source of operating cash is cash collected from customers related to sales of our COVID-19 test kit, which we expect will increase as we expand to meet customer demand for our test kits. We may supplement our cash operating needs by entering into additional loan and other financing arrangements, additional public offerings of our common stock or convertible notes. There can be no assurance that such sources of cash will be readily available during times required to meet our cash operating requirements or at terms favorable to us.

We have incurred net losses since our inception. For 2021 and 2020, we incurred a net loss of $64.8 million and $37.3 million, respectively. We may incur additional losses and increased operating expenses in future periods. As of December 31, 2021, we had an accumulated deficit of $128.5 million. To date, we have generated only limited grant income and product revenue, and we may never achieve revenue sufficient to offset our expenses or at all. As of December 31, 2021, we had $106.0 million in cash.

In December 2020, we issued and sold convertible notes, or the 2020B Notes, in the aggregate principal amount of $20.0 million in a private placement, which, in addition to the accrued interest thereon, automatically converted into shares of our common stock at a conversion price equal to 80% of the IPO price per share. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares in the IPO, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

In February 2022, we entered into the Loan Agreement with Hercules and SVB providing for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing. The term loans will mature on February 1, 2026. In connection with the entry into the Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. Subject to certain conditions as required under the Loan Agreement, we will draw upon these term loads to fund our operations as needed to support our planned growth and expansion to support the expected increase in demand for our test kits. See Note 13 to our audited financial statements included elsewhere in this Annual Report.

Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to grow our business. We may require a significant amount of cash to fund capital expenditures, inventory purchases and timing of accounts receivable as we grow our commercial infrastructure. We may continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses, and research and development expenses will continue to increase as we seek additional regulatory approvals and further develop test kits, increase our test kit manufacturing volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of our test kits.

We may also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in corporate facilities and equipment.

In January 2015, we entered into a lease for office, research and development space located in Emeryville, California that expires in March 2022. Pursuant to the same lease agreement, we leased additional square feet of office and development space in Emeryville, California that expires in January 2024. In July 2021, we leased an additional 13,267 square feet of office, research and development space in Emeryville, California that expires in June 2024, and in August 2021, we leased an additional 14,835 square feet of office and laboratory space in San Jose, California which serves as our quality headquarters. Pursuant to the same lease agreement, in December 2021, we leased additional square feet of office and laboratory space in San Jose, California. In March 2022, we leased an 82,000 square foot facility in Vista, California for office, development, research and laboratory space and expect to assume full occupancy by August 2022 after completing tenant improvements. For the 12 month period ending December 31, 2022, we project that our fixed commitments will include $1.7 million of lease payments.

Pursuant to the Eiken Agreement we entered into in July 2020, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as royalty payments. In April 2021, we paid the first installment of the world-wide license in the amount of $9 thousand. The second installment for the world-wide license of $9 thousand was paid in July 2021. See Part I, Item 1, “Business–Intellectual Property–

License Agreement with Eiken Chemical Co., Ltd.” and Note 5 to our audited financial statements included elsewhere in this Annual Report. On March 8, 2022, we provided notice of termination of the Eiken Agreement. Termination will be effective May 12, 2022. We terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are locations in which we operate. Following termination of the Eiken Agreement, we will not be required to make any future royalty payments under the Eiken Agreement.

As of December 31, 2021, we had non-cancellable purchase commitments of $95.0 million, consisting primarily of $68.5 million of raw material purchase commitments and fixed assets related to expanding our manufacturing capacity, and $26.5 million pursuant to the Jabil MSA and Jabil TSA. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

In July 2021, we entered into the Distribution Agreement with Switch, as amended in December 2021, under which we appointed Switch as a non-exclusive distributor for our CHECK IT test kit in Canada and agreed to provide more than two million test kits in 2022. Under the Distribution Agreement, Switch is required to provide us with forecasts of the quantity of test kits that Switch expects to order for each of the coming 12 calendar months through December 2022 and each six-month period following December 2022, each, a Rolling Forecast. For each calendar month in the Rolling Forecast, Switch is required to purchase at least the quantity of test kits set forth in the Rolling Forecast for such month. The on-going purchases of our test kits and subsequent sale under the Switch distribution agreement is expected to support our cash operating needs as we expand our sales efforts. See Part I, Item 1, “Business–Intellectual Property–Distribution Agreement with Switch” and Note 2 to our audited financial statements included elsewhere in this Annual Report.

We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.

We expect that our near and longer-term liquidity requirements will continue to consist of working capital and general corporate expenses associated with the growth of our business. Based on our current planned operations, we expect that our existing cash, cash generated from revenue, and cash draws from the bank financing arrangement (see Note 13 to our audited financial statements included elsewhere in this Annual Report) will enable us to fund our operating expenses for at least 12 months from the date of this filing. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we would use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Years Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(100,878)	$(32,524)
Investing activities	(15,391)	(18,812)
Financing activities	161,701	107,786
Increase in cash and restricted cash equivalents	$45,432	$56,450

Cash Flows Used in Operating Activities

Net cash used in operating activities for 2021 was $100.9 million, consisting of our net loss of $64.8 million and changes in our net operating assets and liabilities of $57.2 million, partially offset by adjustments for non-cash charges of $21.2 million. The non-cash charges were primarily driven by $8.1 million in stock-based compensation expense, $3.7 million in depreciation and amortization, $1.4 million in impairment on long-lived assets, $6.5 million in inventory obsolescence adjustment, $0.4 million of allowance for doubtful accounts, $0.8 million in noncash lease expense and the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes. The net cash used by changes in our operating assets and liabilities were primarily driven by $52.4 million of inventory purchases, $27.3 million of accounts receivable as we entered our first full year of commercialization and $8.4 million of prepaid expenses and other assets, partially offset by $39.1 million increases in accounts payable, accrued liabilities, and customer deposits. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development, and selling, general and administrative activities.

Net cash used in operating activities for 2020 was $32.5 million, consisting primarily of our net loss of $37.3 million and changes in our net operating assets and liabilities of $3.8 million, partially offset by adjustments for non-cash charges of $8.5 million. The non-cash charges were primarily driven by the loss incurred of $7.5 million on the remeasurement to fair value of the 2020B Notes and to a lesser extent by $0.7 million in stock-based compensation expense and depreciation and amortization expense. The net cash used by changes in our operating assets and liabilities were primarily driven by $4.9 million of inventory purchases and $6.4 million of prepaid expenses and deferred costs related to our IPO, partially offset by collections of $1.6 million in grant income receivable and $6.5 million increases in accounts payable and accrued liabilities. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in research and development and selling, general and administrative activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for 2021 and 2020 was $15.4 million and $18.8 million, respectively, consisting of purchases of property and equipment. The decrease was primarily due to investing in our manufacturing capabilities to support the commercialization of our COVID-19 test kit.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during 2021 was $161.7 million, consisting primarily of $159.9 million in proceeds from the issuance and sale of shares of our common stock as part of our IPO on February 9, 2021.

Net cash provided by financing activities during 2020 was $107.8 million, consisting primarily of $76.1 million in proceeds from the issuance and sale of shares of our preferred stock and $31.1 million from the issuance of convertible debt.

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements included elsewhere in this Annual Report that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses, and related disclosures. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial condition and results of operations. On an ongoing basis, management evaluates its estimates including, but not limited to: those related to revenue recognition, including determining the nature and timing of satisfaction of performance obligations, and determining the standalone selling price of performance obligations, and variable consideration such as rebates, chargebacks, sales returns and sales allowances; recoverability of inventory; the accrual for certain liabilities including certain research and development expenses; and valuations of equity awards used to determine stock-based compensation; and the amounts of deferred tax assets and liabilities including the related valuation allowance. We base our estimates on historical experience and on various other market-specific and other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from those estimates.

We believe our critical accounting policies relating to revenue recognition, inventory, stock-based compensation and income taxes reflect the more significant estimates and assumptions used in the preparation of our Balance Sheets and Statements of Operations.

While our significant accounting policies are more fully described in Note 2 to our audited financial statements, included elsewhere in this Annual Report, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

Under ASC 606, assuming all other revenue recognition criteria have been met, we recognize revenue for arrangements upon the transfer of control of our products to our customers, which is upon the shipment of the product to the customer under our standard terms and conditions, unless underlying customer agreements specify otherwise. There are no further performance obligations by us to the customer after shipment of the product. Control of our products is transferred at a point in time.

Revenue is measured based on the amount of consideration that we expect to receive as reduced by estimated discounts and allowances.

Inventories Produced in Preparation for Product Launches

We capitalize our inventories produced in preparation for product launches sufficient to support estimated initial market demand. Typically, capitalization of such inventory begins when positive results have been obtained for the clinical trials that we determine are necessary to support regulatory approval, uncertainties regarding ultimate regulatory approval have been significantly reduced and we determine it is probable that these capitalized costs will provide future economic benefit in excess of capitalized costs. The factors considered by us in evaluating these uncertainties include the receipt and analysis of positive clinical test results for the underlying product, results from meetings with the relevant regulatory authorities prior to the filing of regulatory applications, and the submission of the regulatory application. We closely monitor the status of each respective product within the regulatory approval process, including all relevant communication with regulatory authorities. If we are aware of any specific material risks or contingencies other than the normal regulatory review and approval process or if there are any specific issues identified relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized.

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, we consider the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. Prior to obtaining the EUA for our COVID-19 test kit on November 17, 2020, we charged $2.3 million of preapproval inventory to research and development expense. After the receipt of the EUA in November 2020, we account for all production item purchases as inventory in accordance with its standard inventories policy. Preapproval inventories previously recorded as research and development expense that are subsequently sold had zero cost of product. As of December 31, 2021, we utilized all of the preapproval inventory.

Inventories

We value our inventory at the lower of cost or net realizable value and determine the cost of inventory using the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors.

In order to assess the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels. We periodically review our inventories for shelf life, excess or obsolescence and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established.

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

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which requires the use of highly subjective assumptions including:

•

Expected Term—We have opted to use the “simplified method” for estimating the expected term of plain-vanilla options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years). The expected term may have a significant effect on the value of the option, as the longer the term, the more time the option holder has to allow the stock price to increase, without a cash investment and thus, the more valuable the option.

•	Risk-Free Interest Rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options.
•	Expected Dividend—We have not issued any dividends and do not anticipate to issue dividends on our common stock. As a result, we have estimated the dividend yield to be zero.
•

Expected Volatility—Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The more volatility there is in the underlying stock price, the more valuable the option becomes because of the greater possibility of significant changes in stock price.

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

As of December 31, 2021, the unrecognized stock-based compensation expense related to employee stock options was $4.7 million and is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

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

Recently Issued and Adopted Accounting Standards

See Note 2 to our audited financial statements included elsewhere in this Annual Report for more information.

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

Item 8. Financial Statements and Supplementary Data.

LUCIRA HEALTH, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Lucira Health, Inc.

Emeryville, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Lucira Health, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 31, 2022

LUCIRA HEALTH, INC.

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash	$105,982	$58,212
Accounts receivable, net	27,245	293
Inventory	50,776	4,865
Other receivable	8,188	798
Prepaid expenses	10,274	3,496
Other current assets	3,817	229
Restricted cash equivalents	—	2,338
Total current assets	206,282	70,231
Property and equipment, net	30,974	19,408
Operating lease right-of-use assets	2,714	748
Other assets	384	2,316
Total assets	$240,354	$92,703
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$19,371	$3,981
Accrued liabilities	29,162	4,445
Operating lease liabilities, current	1,609	431
Customer deposits	189	—
Total current liabilities	50,331	8,857
Convertible notes payable	—	24,694
Operating lease liabilities, net of current portion	1,220	380
Total liabilities	51,551	33,931

Commitments and contingencies (Note 5)

Redeemable convertible preferred stock $0.001 par value; 0 and 103,355,827 shares authorized as of December 31, 2021 and 2020, respectively; 0 and 23,978,747 shares issued and outstanding as of December 31, 2021 and 2020, respectively; aggregate liquidation preference of $0 as of December 31, 2021	—	121,080

Stockholders’ equity (deficit):
Preferred stock $0.001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 200,000,000 and 150,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 39,663,645 and 2,712,694 shares issued and outstanding as of December 31, 2021 and 2020, respectively	40	3
Additional paid-in capital	317,304	1,403
Accumulated deficit	(128,541)	(63,714)
Total stockholders’ equity (deficit)	188,803	(62,308)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$240,354	$92,703

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
Net sales	$93,055	$269
Cost of products sold	81,392	1,941
Impairment of long-lived assets	1,439	—
Gross profit (loss)	10,224	(1,672)
Operating expenses:
Research and development	39,840	24,620
Selling, general and administrative	35,521	5,633
Total operating expenses	75,361	30,253
Loss from operations	(65,137)	(31,925)
Other income (expense), net:
Grant income	597	2,145
Interest expense	(3)	(53)
Interest income	14	—
Remeasurement of derivative liabilities and convertible notes	(281)	(7,515)
Total other income (expense), net	327	(5,423)
Loss before provision for income taxes	(64,810)	(37,348)
Provision for income taxes	17	—
Net loss	$(64,827)	$(37,348)
Net loss per share of common stock, basic and diluted	$(1.86)	$(15.58)
Weighted-average number of shares used in net loss per share of common stock, basic and diluted	34,768,542	2,396,798

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands except for share data)

	Redeemable						Total
	Convertible Preferred				Additional		Stockholders'
	Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2020	6,712,085	$30,960	2,257,740	$2	$699	$(26,366)	$(25,665)
Issuance of Series B redeemable convertible preferred stock, net of $34 issuance costs	3,754,084	17,466	—	—	—	—	—
Issuance of Series C redeemable convertible preferred stock, net of $186 issuance costs	10,919,468	58,676	—	—	—	—	—
Conversion of convertible notes to Series C redeemable convertible preferred stock	2,593,110	13,978	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	454,954	1	267	—	268
Stock-based compensation	—	—	—	—	437	—	437
Net loss	—	—	—	—	—	(37,348)	(37,348)
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	$3	$1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred stock into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	—	121,080
Conversion of convertible notes into common stock	—	—	1,470,947	2	24,980	—	24,982
Issuance of common stock upon IPO, net of $16 million of issuance costs	—	—	10,350,000	10	159,888	—	159,898
Issuance of common stock upon exercise of stock options	—	—	1,100,196	1	1,540	—	1,541
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	39,811	—	332	—	332
Issuance of common stock for settlement of restricted stock units	—	—	11,250	—	—	—	—
Stock-based compensation	—	—	—	—	8,105	—	8,105
Net loss	—	—	—	—	—	(64,827)	(64,827)
Balance as of December 31, 2021	—	$—	39,663,645	$40	$317,304	$(128,541)	$188,803

The accompanying notes are an integral part of these financial statements.

LUCIRA HEALTH, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,827)	$(37,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,105	437
Allowance for doubtful accounts	358	—
Depreciation and amortization	3,671	280
Long-lived asset impairment	1,439	—
Inventory obsolescence charges	6,508	—
Remeasurement of derivative liabilities and convertible notes payable	281	7,515
Noncash interest expense	3	46
Noncash lease expense	802	311
Changes in operating assets and liabilities:
Inventory	(52,419)	(4,865)
Accounts receivable	(27,310)	(293)
Other receivable	(7,390)	(798)
Prepaid expenses	(6,778)	(3,302)
Other current assets	(1,656)	(172)
Accounts payable	14,921	3,196
Customer deposits	189	—
Accrued liabilities	23,975	2,768
Operating lease liabilities	(750)	(299)
Net cash used in operating activities	(100,878)	(32,524)
Cash flows from investing activities:
Acquisition of property and equipment	(15,391)	(18,812)
Net cash used in investing activities	(15,391)	(18,812)
Cash flows from financing activities:
Proceeds from issuance of common stock on IPO, net of issuance costs	159,898	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	76,142
Proceeds from issuance of convertible notes payable	—	31,113
Proceeds from exercise of stock options	1,471	531
Proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP)	332	—
Net cash provided by financing activities	161,701	107,786
Net increase in cash and restricted cash equivalents	45,432	56,450
Cash and restricted cash equivalents, beginning of year	60,550	4,100
Cash and restricted cash equivalents, end of year	$105,982	$60,550
Reconciliation to amounts on the Balance Sheets:
Cash	$105,982	$58,212
Restricted cash equivalents	—	2,338
Total cash and restricted cash equivalents	$105,982	$60,550
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28	$10
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$1,285	$508
Deferred offering costs included in accrued liabilities	$—	$487
Acquisition of right-of-use asset through operating lease obligation	$2,768	$—
Vesting of early exercise options	$69	$—
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$24,982	$—
Conversion of convertible redeemable preferred stock into common stock on IPO	$121,080	$—
Conversion of convertible notes payable principal and interest for redeemable convertible preferred stock	$—	$13,978

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

The Company is a medical technology company focused on the development and commercialization of transformative and innovative infectious disease test kits. The Company has developed a testing platform that produces high-complexity-laboratory-accurate molecular testing in a single-use and user-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. The Company’s initial focus is within respiratory diseases, and initially for COVID-19 and influenza Types A and B indications.

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

Liquidity and Going Concern

The Company has incurred recurring losses and negative cash flows from operating activities since inception. As of December 31, 2021, the Company had cash of $106.0 million and had an accumulated deficit of $128.5 million. Since inception through December 31, 2021, the Company generated $93.3 million of revenue from the sales of its test kits. On February 4, 2022, the Company closed a debt financing of up to $80.0 million. The first tranche of $30.0 million was funded upon close. See Note 13 Subsequent Events.

The Company believes that cash as of December 31, 2021, cash to be collected from customers related to sales of the Company’s COVID-19 test kit, and cash draws from the bank financing arrangement (see Note 13) will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying financial statements.

The ability to continue as a going concern is dependent upon the Company generating revenue and profit in the future and/or upon obtaining necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company may raise additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of new test kits.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The Company performed an evaluation of its activities through the date of filing this Annual Report and has concluded that there were no subsequent events or transactions that occurred subsequent to the balance sheet date and prior to the filing of this Annual Report, except for the transactions disclosed in Note 13 Subsequent Events.

Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the related disclosure of contingent assets and liabilities. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Company’s Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results. The full extent to which the COVID-19 pandemic could continue to directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, reserves and allowances, manufacturing and distribution will depend on future developments that remain uncertain at this time, particularly as virus variants continue to spread.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current presentation. Such reclassifications had no impact on previously reported net loss, total assets, total liabilities, or stockholders’ equity.

Concentration of Credit Risk and Significant Suppliers and Distributors

Financial instruments that potentially subject the Company to credit risk consist principally of cash held by financial institutions, grant income receivables and account receivables. Substantially all of the Company’s cash is held at one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

As of and during the year ended December 31, 2021, Customers A, B and C represented 18%, 17% and 12%, respectively, of the Company’s accounts receivable, and Customers C and A accounted for 11% and 10%, respectively, of the Company’s revenue.

As of and during the year ended December 31, 2020, there was only one customer which represented 100% of the Company’s accounts receivable and revenue.

The Company is dependent on one contract manufacturer for commercial manufacturing of the Company’s test kits, key suppliers for certain laboratory materials and inventory items and certain key partners for distribution and fulfillment of customer orders. An interruption in the supply of these materials or disruption of the fulfillment and distribution operations, could temporarily impact the Company’s ability to manufacture its commercial inventory and perform development, testing and clinical trials related to its products.

On July 14, 2021, the Company entered into a Distribution Agreement with Switch Health Solutions Inc. (“Switch”), which agreement was subsequently amended on December 21, 2021 (such agreement as amended, the “Distribution Agreement”). Under the Distribution Agreement, the Company appointed Switch as a non-exclusive distributor for the Company’s CHECK IT COVID-19 Test Kits (the “Test Kits”) in Canada.

Under the Distribution Agreement, Switch is required to provide the Company with forecasts of the quantity of Test Kits that Switch expects to order for each of the coming 12 calendar months through December 2022 and each six-month period following December 2022 (each, a “Rolling Forecast”). For each calendar month in the Rolling Forecast, Switch is required to purchase at least the quantity of Test Kits set forth in the Rolling Forecast for such month.

If the Company fails to fulfill the quantity of Test Kits set forth in any part of the Rolling Forecast for which Switch submits a purchase order(s), then Switch will not be required to purchase the remaining quantity of Test Kits set forth in the Rolling Forecast. If Switch fails to purchase the quantity of Test Kits in any month, or in the aggregate for the 12 month period, in each case as set forth in the Rolling Forecast, then Switch is liable to the Company for a low double-digit percentage of the total price applicable to the quantity of Test Kits set forth in the Rolling Forecast for the two months following such failure by Switch.

The Distribution Agreement is for a one-year term and either party has the right to renew the Distribution Agreement for successive periods of one-year each by providing written notice to the other party prior to the expiration of the current term. Either party may terminate the Distribution Agreement (a) for uncured material breach by the other party, (b) if the other party enters into insolvency or bankruptcy or a trustee or receiver or the equivalent is appointed for the other party or proceedings are instituted against the other party relating to dissolution, liquidation, winding up, bankruptcy, insolvency, etc. or (c) for convenience upon 30 days’ notice to the other party. Additionally, either party may terminate immediately upon written notice if a regulatory or governmental agency or court takes action the result of which would prohibit or significantly restrict the sale, distribution, use or manufacture of the Test Kits in accordance with the Distribution Agreement.

Fair Value Measurements

The carrying value of the Company’s cash, accounts receivable, prepaid expenses, other current assets and accrued liabilities approximate fair value due to the short-term nature of these items.

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

The Company’s derivative liabilities and convertible notes were measured at fair value on a recurring basis and were classified as Level 3 liabilities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company related to product sales. It is the practice of the Company to provide for uncollectible accounts in the year the accounts are determined to be uncollectible.

The following table summarizes the activity in the allowance for doubtful accounts:

	Years Ended December 31,
	2021	2020
Beginning balance	$—	$—
Amounts charged to costs and expenses	358	—
Write-offs	(259)	—
Ending balance	$99	$—

Cash and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of December 31, 2021 and 2020, there were no cash equivalents.

As of December 31, 2020, the Company held a restricted cash balance of $2.3 million which was used to secure a letter of credit in relation to the Company’s contract manufacturer to secure certain purchases made on the Company’s behalf. The cash was deposited in a money market account with maturities of three months or less and classified as restricted cash equivalents on the Company’s Balance Sheets. The letter of credit matured in November 2021 and as of December 31, 2021, the Company held no restricted cash.

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

For inventories that are capitalized in preparation of product launch, anticipated future sales, expected approval date and shelf lives are evaluated in assessing realizability. The shelf life of a product is determined as part of the regulatory approval process; however, in evaluating whether to capitalize pre-launch inventory production costs, the Company considers the product stability data of all of the pre-approval production to date to determine whether there is adequate expected shelf life for the capitalized pre-launch production costs. As of December 31, 2020, the Company held $1.3 million that met criteria for capitalization. As of December 31, 2021, the Company utilized all of the preapproval inventory write-offs for cost of sales of $1.0 million and for selling, general and administrative and research and development activities of $0.3 million.

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Inventory held as of December 31, 2021 is in the form of raw materials, work in process and finished goods.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written-down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established. The Company recorded $6.5 million of inventory obsolescence charges during the year ended December 31, 2021 related to an issue during transit and quality control exceptions related to one of the key raw material components of its product.

Warranty

The Company offers a standard product warranty that our products will perform as intended upon the date of original delivery for a reasonable period of time, which typically coincides with product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company regularly reviews these estimates to assess the appropriateness of our recorded warranty liabilities and adjust the amounts as necessary. As of December 31, 2021 and 2020, the accrued liability for warranty returns was not significant.

Property and Equipment, Net

Property and equipment are stated at cost, net of depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the Balance Sheets and any resulting gain or loss is reflected in Other income (expense), net in the Statements of Operations in the period realized.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in Operating lease right-of-use (“ROU”) assets and Operating lease liabilities on the Balance Sheets. The Company did not have any finance leases as of December 31, 2021 and 2020.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are comprised principally of its property and equipment, including leasehold improvements and ROU assets.

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to long-lived assets when management determines that the remaining carrying value will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of assets may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value, with the difference recorded as an impairment charge. Assets are evaluated for impairment on an individual basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates assets for impairment by assessing if long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life as its primary indicator of potential impairment. The fair value of assets is determined as the present value of the estimated future cash flows, adjusted as necessary for market participant factors. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. During the year ended December 31, 2021, a $1.4 million impairment of long-lived assets charge was recorded, there was no impairment charge recorded during the same period in 2020. See additional discussion in Note 4, Other Financial Information.

Redeemable Convertible Preferred Stock

The Company’s shares of preferred stock were assessed at issuance for classification and redemption features requiring bifurcation. The Company’s preferred stock was not mandatorily redeemable. The Company presents as temporary equity any stock which (i) the Company undertakes to redeem at a fixed or determinable price on the fixed or determinable date or dates; (ii) is redeemable at the option of the holders, or (iii) has conditions for redemption which are not solely within the control of the Company. The Company’s preferred stock was redeemable if the Company had not been dissolved within 90 days following the occurrence of certain deemed liquidation events, which the Company determined was not solely within its control and thus had classified shares of redeemable convertible preferred stock as temporary equity until such time as the conditions were removed or lapse. The Company initially recorded redeemable convertible preferred stock at fair value, net of issuance costs.

In connection with the IPO on February 9, 2021, all outstanding shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the IPO, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. There was $2.2 million of deferred offering costs related to the Company’s IPO recorded as Other assets on the Company’s Balance Sheet as of December 31, 2020. The Company recorded additional offering costs between December 31, 2020 and February 9, 2021 and recorded $3.7 million as an offset to the IPO proceeds.

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

Under ASC 606, assuming all other revenue recognition criteria have been met, the Company will recognize revenue for arrangements upon the transfer of risk and title of the Company’s products and upon customer obtaining control of the product, which occurs at a point in time and is generally upon shipment to the customer, unless terms of contractual arrangements with customers state otherwise in which case the control is transferred upon completion of delivery and customer acceptance of products. Upon transfer of risk and title to the customer, no further performance obligations by the Company to the customer after shipment of the product are present.

Revenue is measured based on the amount of consideration that the Company expects to receive as reduced by estimated discounts and allowances. The Company's performance obligations relate to contracts with a duration of less than one year. The Company elected to apply the practical expedient provided in ASC 606, therefore, the Company is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

All of the Company’s revenue has been derived from sales of its test kits through its healthcare, business-to-business, international and direct-to-consumer (e-commerce) channels. Since receiving the initial EUA in the fourth quarter 2020, the Company marketed its test products to physicians and licensed healthcare providers through its healthcare channel in the United States. On April 9, 2021, the Company received its first FDA EUA authorization for OTC non-prescription use and expanded its marketing to include domestic testing providers, distributors, businesses within its business-to-business channel, and direct-to-consumer through its partnerships with e-commerce sales and distribution platforms. In 2021, the Company also sold tests internationally through international distributors in Canada, Taiwan, Singapore, and Israel through its international channel.

The following table sets forth the Company’s net sales by channel:

	Years Ended December 31,
	2021	2020
Healthcare	$27,205	$269
Business-to-business	41,439	—
International	18,262	—
Direct-to-consumer (e-commerce)	6,149	—
Net sales	$93,055	$269

Collection of the Company’s net revenue generally occurs within 30 days of billing. Contracts do not contain significant financing components based on the typical period of time between delivery of products and collection of consideration. Collections of revenue from customers in the Company’s e-commerce channel generally occurs instantaneously or within a few days as customers pay using credit cards. Customers in certain countries outside of the United States pay in advance of product delivery. In those instances, payment and delivery typically occur in the same month.

Costs to obtain or fulfill a contract are currently expensed when incurred because our performance obligation is satisfied at a point in time. These costs are recorded as Cost of products sold in the Statements of Operations.

The Company invoices its customers upon shipment of product and records its sales upon shipment in accordance with its standard terms and conditions, unless underlying customer contracts specify otherwise. In those instances, the Company records revenue upon delivery and upon customer acceptance of products to customers when control of products is transferred to customers.

When necessary, the Company invoices and collects sales tax from its customers for sales of products. The Company has elected to exclude sales tax from the measurement of the transaction price.

The following table sets forth the Company’s net sales by geographic area based on the customers’ locations:

	Years Ended December 31,
	2021	2020
United States	$74,793	$269
Canada	13,066	—
All other countries	5,196	—
Net sales	$93,055	$269

Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

Research and Development Grants

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

The Company recognized grant income from BARDA of $0.0 million and $1.8 million during the years ended December 31, 2021 and 2020, respectively. In July 2021, BARDA terminated the influenza contract for convenience. The Company recognized grant income from other governmental agencies of $0.6 million and $0.3 million during the years ended December 31, 2021 and 2020, respectively.

The Company records a receivable included in Other current assets on the Balance Sheets, which consists of billed and unbilled amounts earned from various government grants for costs incurred prior to the period end under reimbursement contracts. The amounts are billed to the respective government agencies. As collection is deemed probable, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are recorded as operating expense in the Company’s Statements of Operations. As of December 31, 2021 and 2020, $0.2 million and $0.2 million were unbilled, respectively.

Research and Development

Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.

The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated value of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the Balance Sheets and within research and development expense in the Statements of Operations. The Company records accrued expenses for these costs based on factors such as estimates of the work completed or supplies received and in accordance with agreements established with these vendors. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. Such estimates in determining the accrued balance in each reporting period are subject to management judgment. As actual costs become known, the Company adjusts its accrued estimates.

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were $1.7 million and immaterial for the years ended December 31, 2021 and 2020, respectively, and are included in Selling, general and administrative expenses in the accompanying Statements of Operations.

Stock-Based Compensation

The Company’s stock-based awards consist of stock options issued to employees and non-employees and restricted stock units issued to employees. The Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its Statements of Operations in the same manner in which the award recipient’s cash compensation costs are classified.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option. Prior to the Company’s initial public offering, the Company was a private company and lacked company-specific historical and implied fair value information. Therefore, the Board of Directors (the “Board”) of the Company considered numerous objective and subjective factors to determine the fair value of the Company’s common stock options at each meeting in which awards were approved. The factors considered include, but are not limited to (i) the results of contemporaneous independent third-party valuations of the Company’s common stock and the prices, rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock; (ii) the lack of marketability of the Company’s common stock; (iii) actual operating and financial results;(iv) current business conditions and projections; (v) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions, and (vi) precedent transactions involving the Company’s shares.

The Company determined the expected stock volatility using a weighted-average of the historical volatility of a group of guideline companies that issued options with substantially similar terms, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method for awards that qualify as “plain-vanilla” options. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

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

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of redeemable convertible preferred stock, and options outstanding under the Company’s stock option plan. For the years ended December 31, 2021 and 2020, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Years Ended December 31,
	2021	2020
Numerator
Net loss attributable to common stockholders basic and diluted	$(64,827)	$(37,348)
Denominator
Weighted-average number of common shares outstanding, basic and diluted	34,768,542	2,396,798
Net loss per share attributable to common stockholders, basic and diluted	$(1.86)	$(15.58)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	December 31,
	2021	2020
Redeemable convertible preferred stock	—	23,978,747
Common shares issuable upon conversion of convertible note	—	1,470,947
Options to purchase common stock	3,712,274	4,470,249
Unvested restricted stock units	3,387,505	—
Employee stock purchase plan	45,275	—
Early exercised options subject to future vesting	86,131	117,451
Total	7,231,185	30,037,394

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This update provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. This update is effective for fiscal years beginning after December 15, 2021. The Company is evaluating the potential impact of this standard on its financial statements.

Note 3. Fair Value Measurements

The Company did not have any financial instruments measured at fair value on a recurring basis as of December 31, 2021.

The Company’s restricted cash equivalent was measured at fair value on recurring basis as of December 31, 2020 and is classified as Level 1 input. The restricted cash equivalent is a money market account that the Company opened in August 2020 with a maturity date of 12 months. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$2,338	$—	$—
	2,338	—	—
Liabilities
Convertible notes payable	$—	$—	$24,694
	—	—	24,694

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below for the years ended December 31:

	Year ended December 31
	2021	2020
Fair value at beginning of the year	$24,694	$—
Initial fair value of instruments issued	—	31,139
Change in fair value of instruments and accrued interest, net	288	7,533
Extinguishment of instruments held at fair value	(24,982)	(13,978)
Fair value at end of the year	$—	$24,694

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

In order to determine the fair value of the convertible notes issued in December 2020, (“2020B Notes”), the Company utilized the probability-weighted expected return method (“PWERM”). See additional information on the 2020B Notes in Note 7. The PWERM relies on a forward-looking analysis to determine the fair value. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated the probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. The fair value estimate relied upon in the PWERM scenario was based on likelihood of achieving four liquidity events, i) an initial public offering ii) merger or acquisition of the Company given prevailing market conditions iii) change of control iv) maturity of the convertible notes. Estimates and assumptions impacting the fair value measurement include future value under the various conversion scenarios, discount rate, discount period, discount factor and probability of occurrence of each scenario, as best estimated by management. The estimated future value of the notes for each scenario is then discounted to present value using a discount rate. The future value was determined based on the estimated term to the event from valuation date as determined by management. The exit value in an IPO scenario is based on banker indications as well as an analysis of guideline companies that went public within the past few years that are broadly comparable to the Company. The exit value of an M&A scenario is determined by management with an estimated premium applied to the IPO value estimate. The discount rate, discount period, and probability of the occurrence of liquidity scenarios are estimates made by the management. See Note 7 Convertible Notes Payable for additional information.

The convertible notes were measured at fair value upon extinguishment on February 9, 2021 in connection with the Company’s IPO.

Note 4. Other Financial Information

Inventory

	December 31,
	2021	2020
Raw materials	$35,923	$4,725
Work in process	10,539	140
Finished goods	4,314	—
Total	$50,776	$4,865

Other Receivables

	December 31,
	2021	2020
Other receivable	$8,188	$798

The other receivable balance as of December 31, 2021 represents amounts due from Jabil, the manufacturer of the Company’s test kits in connection with procurement of component parts.

Prepaid Expenses

	December 31,
	2021	2020
Prepaid expenses	$10,274	$3,496

As of December 31, 2021, prepaid expenses includes $9.4 million of advanced payments related to procurement of inventories of components such as circuit boards to be used in assembling test kits.

Property and Equipment, Net

	December 31,
	2021	2020
Construction in progress	$3,466	$15,308
Machinery and equipment	29,333	4,679
Website development costs	1,110	—
Furniture and fixtures	200	88
Leasehold improvements	1,702	501
Total, at cost	35,811	20,576
Accumulated depreciation and amortization	(4,837)	(1,168)
Property and equipment, net	$30,974	$19,408

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was approximately $3.7 million and $0.3 million, respectively. Construction in progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation. Construction in progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

During the year ended December 31, 2021, the Company identified a trigger for impairment assessment related to certain long-lived assets in the Auburn Hills, Michigan manufacturing facility. This facility is operated by Jabil, the commercial manufacturing provider of the Company’s COVID-19 test kit. Facts and circumstances indicate that the costs of certain assets, primarily those associated with a dry room affixed to the Auburn Hills facility, will not be recovered before the end of their previously estimated useful life. As a result, the Company has recorded an impairment charge of $1.4 million during the year ended December 31, 2021, related to these assets. The Company has terminated its manufacturing activities at this facility as of December 31, 2021.

The following table sets forth the Company’s long-lived assets, including right-of-use assets by geographic area:

	December 31,
	2021	2020
United States	$16,730	$7,528
Dominican Republic	15,753	12,432
All other countries	1,205	196
Total long-lived assets	$33,688	$20,156

Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Professional fees	$612	$1,577
Accrued manufacturing and inventory purchases	17,200	1,165
Canada Importation Taxes	1,551	—
Payroll liabilities	4,466	604
Royalty liabilities	1,662	—
Accrued sales tax	2,215	204
Early exercise liability	189	263
Accrued deferred offering costs	—	487
Other	1,267	145
Total	$29,162	$4,445

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

As partial consideration of the rights granted to the Company under the Eiken Agreement, the Company made payments of $24 thousand during the years ended December 31, 2021 and 2020, which was recorded as research and development expense on the Statements of Operations. In April 2021, the Company paid the first installment of the world-wide license in the amount of $9 thousand. The second installment for the world-wide license of $9 thousand was paid in July 2021. In addition, the Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a Cost of products sold. Royalty expense for the year ended December 31, 2021 was $2.7 million and included in Cost of products sold on the Statements of Operations.

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

Manufacturing Services Agreement with Jabil

On September 10, 2020, the Company entered into a manufacturing services agreement (“Jabil MSA”) with Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with the Company’s specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without the Company’s prior written consent. The Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast. As of December 31, 2021, the Company has an outstanding non-cancellable purchase commitment of $26.5 million related to the Jabil MSA.

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

Other Commitments

As of December 31, 2021, the Company has additional outstanding non-cancellable purchase commitments for $68.5 million for raw material purchases and fixed assets related to expanding the Company’s manufacturing capacity.

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

In July 2021, the Company entered into an operating lease agreement for space within a building in Emeryville, California. The lease commenced in July 2021 and has a lease term expiring in June 2024 with two options to extend the lease term for a period of 3 years each.

In August 2021, the Company entered into an operating lease agreement for space within a building in San Jose, California. The lease commenced in August 2021 and has a 2-year term with an auto renewal for another 2-year period upon expiration of every such bi-annual term. The Company amended the original operating lease for San Jose, in September 2021 and December 2021, to increase the amount of leased space.

Leases with an initial term of 12 months or less are not recorded on the Balance Sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s Balance Sheets as of December 31, 2021 and 2020. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of December 31, 2021, are as follows:

Operating
Leases
Year ending December 31:
2022	$1,659
2023	1,205
2024	147
2025	—
2026	—
Total	3,011
Less: imputed interest	(182)
Operating lease liabilities	$2,829

The Company made operating lease payments of $0.9 million and $0.4 million during the years ended December 31, 2021 and 2020, respectively, which are included as cash flow from operating activities on the statements of cash flows.

Additional information related to the Company’s leases was as follows for the years ended December 31:

	2021	2020
Operating lease cost	$943	$435
Short-term lease cost	$1,663	$536
Weighted-average remaining lease term (years)	1.82	2.36
Weighted-average discount rate	7.15%	13.14%

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

Note 8. Capital Stock

Redeemable Convertible Preferred Stock

As a result of the IPO, and the conversion of the Company’s then outstanding redeemable convertible preferred stock into the requisite number of shares of the Company’s common stock, there were no shares of the redeemable convertible preferred stock issued or outstanding as of December 31, 2021. The following disclosures provide the historical terms of the redeemable convertible preferred stock up to the date of the IPO on February 9, 2021.

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

Dividends

The Company did not declare, pay, or set aside any dividends on shares of the Company unless the holders of the outstanding Series C first receive a dividend on each outstanding share of Series C in an amount equal to the dividend payable per share if all participating shares had been converted into common stock multiplied by the number of shares of common stock issuable upon the conversion of Series C. After payment or setting aside dividends to Series C, Series B was entitled to receive, prior and in preference to holders of common stock, a dividend on each outstanding share of Series B in an amount equal to the dividend payable per share if all participating shares had been converted into common stock multiplied by the number of shares of common stock issuable upon the conversion of Series B. After payment or setting aside dividends to Series B, Series A was entitled to receive, prior and in preference to holders of common stock, a dividend on each outstanding share of Series A in an amount equal to the dividend payable per share if all participating shares had been converted into common stock multiplied by the number of shares of common stock issuable upon the conversion of Series A.

Up to the date of the IPO, February 9, 2021, no dividends had been declared by the Board related to the redeemable convertible preferred stock.

Liquidation Preference and Redemption

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or a deemed liquidation event, the holders of shares of Series C then outstanding were entitled to be paid before any payment was made to the holders of the Series B, Series A or common stock, the Series C liquidation preference, which is equal to the greater of (i) one times the Series C original issue price, plus any dividends declared but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series C been converted into common stock. Upon satisfaction of Series C liquidation preference, the Series B liquidation preference, which is equal to the greater of (i) the per share liquidation preference plus all declared but unpaid dividends or (ii) the amount per share as would be payable had all shares of Series B been converted into common stock, is paid prior to any other preferences. Upon the satisfaction of the Series B liquidation preference, the Series A liquidation preference, which was equal to the greater of (i) the per share liquidation preference plus all declared but unpaid dividends or (ii) the amount per share as would be payable had all shares of Series A been converted into common stock, was paid prior to any additional preferences. Following the satisfaction of the liquidation preferences, all holders of shares of common stock participate in any remaining distribution on a pro rata basis based on the number of shares of common stock then held. As of December 31, 2020, the liquidation preference per share for Series A, Series B, and Series C was $5.1185, $4.6616 and $5.3905 respectively.

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

The conversion price of Series A, Series B, and Series C was subject to adjustment for recapitalization (i.e. stock dividends, stock splits, reorganization, reclassification, combination of shares), or upon the issuance of shares at a price less than the then current conversion price.

Voting

The holder of each share of redeemable convertible preferred stock was entitled to one vote for each share of common stock into which it would convert. The holders of Series A, exclusively and as a separate class, were entitled to elect one director. In addition, the holders of record of the shares of Series B, exclusively and as a separate class, were entitled to elect two directors. The holders of Series C, exclusively and as a separate class on an as-converted basis, were entitled to elect one director.

Redemption

The convertible preferred stock was not redeemable at the option of the holders.

Initial Public Offering

The following is a description of the changes to stockholders’ equity (deficit) following the initial public offering.

On February 9, 2021, in connection with the closing of the IPO, all shares of Series A, Series B and Series C redeemable convertible preferred stock converted into 23,978,747 shares of common stock. As a result of the IPO, the Company has no redeemable convertible preferred stock outstanding as of December 31, 2021.

Upon the closing of the IPO, the Company amended and restated its certificate of incorporation to authorize two classes of stock, respectively, common stock and preferred stock. The total number of shares which the Company is authorized to issue is 210,000,000 shares. 200,000,000 shares of which is common stock, having a par value per share of $0.001. 10,000,000 shares of which is preferred stock, having a par value per share of $0.001.

Preferred Stock

Under the amended and restated certificate of incorporation, the Board may, without further action by the Company’s stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 10,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock were issued or outstanding as of December 31, 2021.

Common Stock

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

The Company had shares of common stock reserved for future issuance upon the exercise or conversion of the following:

	December 31,
	2021	2020
Redeemable convertible preferred stock	—	23,978,747
Common stock option grants issued and outstanding under 2014 Plan	3,245,250	4,587,700
Common shares issuable on conversion of convertible notes payable	—	1,470,947
Common stock reserved for issuance under 2021 Plan	1,578,216	—
Common shares available for grant under the 2014 stock option plan	—	206,012
Common stock option grants issued and outstanding under 2021 Plan	467,024	—
Restricted stock units issued and outstanding	3,387,505	—
Common stock reserved for issuance under ESPP	710,189	—
Total shares of common stock reserved for future issuance	9,388,184	30,243,406

Note 9. Equity Incentive Plan

In 2014, the Company adopted the 2014 Equity Incentive Plan (the “2014 Plan”) to permit the grant of share-based awards, such as stock grants and incentives and non-qualified stock options to employees, directors, consultants and advisors. The Board has the authority to determine to whom awards will be granted, the number of shares, the term and the exercise price. Awards granted under the 2014 Plan have a term of 10 years and generally vest over a four-year period with straight-line vesting and a 25% one-year cliff. As of December 31, 2020, a total of 5,512,742 shares of the Company’s common stock were reserved for issuance under the 2014 Plan, of which 206,012 were available for grant. There were no amounts available for grant as of December 31, 2021.

In January 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The stockholders approved the 2021 Plan in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 5,200,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2031, by an amount equal to 5% of the outstanding number of shares of common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Board. No further grants will be made under the 2014 Equity Incentive Plan.

Restricted Stock Units

Restricted stock units (“RSUs”) are generally subject to a 4-year vesting period, with 25% of the shares vesting approximately one year from the vesting commencement date and quarterly thereafter over the remaining vesting term.

The Company had the following activity for RSUs for the year ended December 31, 2021:

	Underlying Shares	Weighted- Average Grant Date Fair Value
Balance as of January 1, 2020	—	$—
Granted	3,522,015	7.71
Vested	(11,250)	13.77
Canceled or forfeited	(123,260)	11.08
Balance as of December 31, 2021	3,387,505	$7.57

During the year ended December 31, 2021, the Company cancelled or forfeited 123,260 RSUs primarily consisting of 100,000 RSUs, which were not yet vested, upon the departure of a former executive officer. Additionally, during the year ended December 31, 2021, the Company settled and vested 11,250 RSUs upon the departure of a different executive officer pursuant to their separation agreement. The Company recognized $0.1 million of stock-based compensation expense related to the acceleration of vesting in conjunction with such separation agreement.

Total compensation costs as of December 31, 2021 related to RSUs to be recognized in future periods was $29.2 million and is expected to be recognized over the weighted average period of 3.7 years.

Stock Options

A summary of stock option activity for the years ended December 31, 2021 and 2020 are as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of Options	Exercise Price	Term (years)	Intrinsic Value
Balance as of January 1, 2020	4,587,700	$1.51	9.2	$3,152
Granted	691,758	15.99
Exercised	(1,100,196)	1.34
Cancelled	(466,988)	8.61
Balance as of December 31, 2021	3,712,274	$3.30	8.1	$23,150
Options vested and expected to vest as of December 31, 2021	3,712,274	$3.30	8.1	$23,150
Options vested and exercisable as of December 31, 2021	1,469,107	$1.68	7.6	$10,459

Total options vested during the years ended December 31, 2021 and 2020, were 1,921,793 and 680,258 respectively, with an aggregate fair value of $5.4 million and $0.3 million, respectively. During the year December 31, 2021, the Company accelerated the vesting of 604,642 stock options related to the departure of an executive officer as part of their separation agreement. The Company recognized $4.1 million of stock-based compensation expense related to the acceleration of vesting in conjunction with such separation agreement.

The aggregate intrinsic value of options exercised was $6.5 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Total compensation costs as of December 31, 2021 related to option awards to be recognized in future periods was $4.7 million and is expected to be recognized over the weighted average period of 2.4 years for the options

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the years ended:

	December 31,
	2021	2020
Estimated fair value of common stock	$16.45	$1.93
Expected term (in years)	5.9	6.0
Risk-free interest rate	0.7%	0.4%
Dividend yield	—	—
Volatility	47.1%	44.8%

Common stock fair value—Prior to the Company’s IPO in February 2021, the fair value of the Company’s common stock was determined by the Board with assistance from management. The Board determined the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Following the closing of the IPO, the fair value of the Company’s common stock is the closing price of the common stock as reported on the Nasdaq Global Select Market.

Expected dividend yield—The Company has not paid nor does it anticipate paying any dividends on its common stock in the foreseeable future.

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

The weighted-average grant date fair value of the options granted under the 2014 and the 2021 Plan as calculated using the Black-Scholes option-pricing model was $7.09 and $0.82 per share for the years ended December 31, 2021 and 2020, respectively.

Total compensation cost for share-based payment arrangements included in the Company’s Statements of Operations for all stock-based compensation arrangements for the years ended was as follows:

	December 31,
	2021	2020
Cost of products sold	$736	$17
Research and development	1,066	162
Selling, general and administrative	6,303	258
Total	$8,105	$437

Employee Stock Purchase Plan

In January 2021, the Company adopted the Employee Stock Purchase Plan (“ESPP”). The Company initially reserved 750,000 shares of the Company’s common stock for purchase under the ESPP. In addition, the number of shares of common stock reserved for issuance under the ESPP will automatically increase on the first day of January for a period of up to ten years, which commenced on January 1, 2022, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Board.

The ESPP allows for qualified participants to purchase shares of the Company’s common stock at a price equal to the lower of 85% of the closing price at the beginning of the offering period or 85% of the closing price at the end of each six-month purchase period.

In February 2021, the Company’s employees enrolled in the offering period (“first offering”) to purchase a variable number of shares of its common stock under the ESPP at the purchase date. In August 2021, the employees purchased 39,811 shares from the first offering at $8.33 per share

In August 2021, the Company’s employees enrolled in the offering period (“second offering”) to purchase a variable number of shares of its common stock under the ESPP at the purchase date. The shares were measured at grant date using a weighted-average fair value of $5.16 per share under a Black Scholes valuation model. During the year ended December 31, 2021, the Company recorded $0.3 million of stock-based compensation related to its ESPP. There was $0.1 million of unrecognized stock-based compensation expense for the year ended December 31, 2021, related to the ESPP that is expected to be recognized over an average vesting period of 0.1 years.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the year ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Fair value of common stock	$12.45	$—
Expected term (in years)	0.5	—
Risk-free interest rate	0.1%	0.0%
Dividend yield	—	—
Volatility	108.7%	0.0%

Note 10. Provision for Income Taxes

The components of the current provision for income taxes for the years ended were as follows:

	December 31,
	2021	2020
Current:
Federal	$—	$—
State	17	1

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ending December 31,
	2021	2020
Income tax computed at federal statutory rate	21.00%	21.00%
162(m) limitation	(0.90)%	0.00%
Remeasurement of derivative liabilities and convertible notes	(0.09)%	(4.23)%
Section 383 limitations on federal R&D tax credits	0.00%	(4.14)%
Section 382 limitations on California NOLs	0.00%	(4.50)%
Other permanent adjustments	(0.67)%	(0.22)%
State taxes, net of federal benefit	5.21%	6.96%
R&D credit carryovers	4.26%	3.26%
Change in valuation allowance	(28.84)%	(18.13)%
Total	(0.03)%	0.00%

Temporary differences and carryforwards that give rise to a significant portion of deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$24,270	$11,189
State net operating loss carryforwards	3,890	1,784
Research and development credits	5,281	1,368
Operating lease liabilities	709	227
Intangible assets	454	283
Inventory valuation adjustment	49	739
Allowance for doubtful accounts	116	—
Accrued compensation	875	115
Non-qualified stock options	805	—
Other	3	31
	36,452	15,736
Valuation allowance	(33,427)	(14,733)
Net deferred tax assets	3,025	1,003
Deferred tax liabilities:
Property and equipment	(2,345)	(793)
Operating lease right-of-use asset	(680)	(210)
Total deferred tax liabilities	(3,025)	(1,003)
Total deferred income taxes	—	—

ASC 740 requires that the tax benefit of net operating losses (“NOLs”), temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management believes that realization of the deferred tax assets arising from the above-mentioned future tax benefits from operating loss carryforwards is currently not more likely than not and, accordingly, has provided a valuation allowance. The valuation allowance increased by $18.7 million and $6.8 million for the years ended December 31, 2021 and 2020.

As of December 31, 2021, the Company had federal and state NOL carryforwards of approximately $115.6 million and $56.2 million, respectively. The federal NOLs include $11.0 million that may be used to offset up to 100% of future taxable income and the federal and state NOLs will begin to expire in the calendar year 2034, unless previously utilized. The NOL carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities.

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2022.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50%, by value, in its equity ownership over a 3-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on October 9, 2015, but that all federal NOL carryforwards can be utilized prior to the expiration. As of August 7, 2020, we experienced an ownership change, which resulted in limitations in our ability to utilize federal research and development credits of $1.6 million and state NOLs of $24.5 million.

In addition, we may in the future experience ownership changes, as a result of other changes in our stock ownership (some of which are not in our control). For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

In the ordinary course of its business the Company incurs costs that, for tax purposes, are determined to be qualified research expenditures within the meaning of IRC §41 and are, therefore, eligible for the Increasing Research Activities credit under IRC §41. The federal R&D credit carryforward as of December 31, 2021 is $3.0 million which begins to expire in the calendar year 2040 and a California R&D credit carryforward of $2.2 million has no expiration date.

As of December 31, 2021, the Company has total uncertain tax benefit of $647 thousand related to R&D Credit, which is recorded as a reduction of the deferred tax asset related credit carryforward. If the uncertain tax benefits were to be recognized, there would be no impact to the effective tax rate, due to the Company’s full valuation allowance position. It is the Company’s policy to account for interest and penalties related to uncertain tax positions as Interest expense and General and administrative expense, respectively in its Statements of Operations. No interest or penalties have been recorded related to the uncertain tax positions. A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

	Years Ending December 31,
	2021	2020
Balance at the beginning of the year	$187	$160
Additions based on tax positions related to prior years	491	127
Subtractions based on tax positions related to prior years	(31)	(100)
Total	$647	$187

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

Note 11. Retirement Plan

In December 2017, the Company adopted the Lucira Health, Inc. 401(k) Plan which allows eligible employees to contribute pre-tax and Roth contributions to the plan, as allowed by law. The Company currently does not match employee contributions.

Note 12. Related Parties

The Company issued Convertible Notes to related parties for a total of $11.5 million during the year ended December 31, 2020, and carried the same terms as those disclosed in Note 7. The Convertible Notes interest expense was immaterial during the years ended December 31, 2021, and 2020. The Company recorded charges relating to the remeasurement of derivative liabilities and convertible notes of $0.3 million and $2.8 million for the years ended December 31, 2021 and 2020, respectively, in connection with 2020 Notes held by related parties, which were subsequently converted into Series C preferred stock. The Company held $8.7 million in 2020B Notes to related parties as of December 31, 2020. On February 9, 2021, upon the closing of the IPO all outstanding shares of preferred Stock and the 2020B Notes automatically converted into shares of common stock.

The Company incurred $0.1 million in consulting expenses with individuals related to a former executive officer or its Board during the year ended December 31, 2021. Additionally, the Company recorded revenue of less than $0.1 million from individuals or companies related to an executive officer or its Board during the year ended December 31, 2021.

The Company incurred $0.2 million in consulting expenses with a person related to an executive officer of the Company during the year ended December 31, 2020, of which less than $0.1 million remained payable to such party as of December 31, 2020.

Note 13. Subsequent Events

Loan and Security Agreement

In February 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), in its capacity as administrative agent and collateral agent (in such capacity, the “Agent”), and Hercules and Silicon Valley Bank (“SVB”) as lenders (collectively, the “Lenders”).

The Loan Agreement provides for term loans in an aggregate principal amount of up to $80.0 million, \available in four tranches. The first tranche consists of term loans in an aggregate principal amount of $30.0 million, all of which were funded to the Company on the closing date. The remaining tranches are available to the Company upon request at certain dates and amounts, depending on specified conditions being achieved at specified dates. The Company intends to use the proceeds of the term loans for working capital and general corporate purposes.

The term loans will mature on February 1, 2026 and bear interest at an annual rate the greater of 5.50% plus the prime rate (as reported in the Wall Street Journal) and 8.75%. The term loans are interest only for a specified period, subject to extension under specified conditions. After the interest only period, monthly principal and interest payments are required over the remaining term of the loans to the maturity date. The term loans may be prepaid, subject to specified prepayment premiums. An end of term charge of 5.25% of the term loans advanced will be due upon prepayment or repayment.

       The Loan Agreement contains customary events of default, representations and warranties and covenants, including financial covenants requiring the Company to maintain certain minimum cash and revenue levels upon the occurrence of specified events as more fully set forth in the Loan Agreement. Lenders have participation and notice rights in an amount up to $5.0 million for the future sale and issuance of the Company’s capital stock that is broadly marketed to multiple investors.

The Company has granted a senior security interest in all of the Company’s right, title, and interest in, to and under substantially all of Company’s personal property and other assets, excluding intellectual property.

In connection with the entry into the Loan Agreement, the Company issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03.

Termination of the Eiken Agreement

On March 8, 2022, the Company provided notice of termination of the Eiken Agreement. Termination will be effective May 12, 2022. The Company terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are locations in which the Company operates. Following termination of the Eiken Agreement, the Company will not be required to make any future royalty payments under the Eiken Agreement.

Leased Facility

On March 15, 2022, the Company executed a lease for an 82,000 square foot facility in Vista, California. The term of the lease is 126 months with options to extend 5 years and includes lease incentives of an initial rent-free period. The Company will make monthly rent payments, which will approximate $1.3 million per year over the term of the lease. The Company expects to take possession of the facility in April 2022 to begin tenant improvements and expects completion and assumption of full occupancy by August 2022. The Company will account for the lease as an operating lease as of the commencement date under ASC Topic 842, Leases, and will record a right-of use asset representing the Company’s right to use the underlying asset over the lease term and lease liability representing the Company’s obligation to make lease payments arising from the lease.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of our disclosure controls and procedures as of December 31, 2021 pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. On the basis of this review, our management, including our chief executive officer and our chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weakness described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) and 15d-15(f) under the Exchange Act). In assessing the effectiveness of our internal control over financial reporting as of December 31, 2021, our management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (2013 Framework). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weakness described below. In connection with our commercialization and related to scaling of our commercial sales during the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to the lack of sufficiently designed and implemented controls and procedures to ensure the accuracy of costing and valuation of inventory, appropriate classification of write-offs and consistent reconciliation of inventory balances at various locations. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in post-closing adjusting journal entries to correctly state our inventory balances as of December 31, 2021, as reported in this Annual Report on Form 10-K. Our interim financial statements contained in our prior Quarterly Reports on Form 10-Q during the year ended December 31, 2021, were not affected by these post-closing adjusting journal entries and therefore have not been restated.

Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the JOBS Act, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company”.

Inherent Limitation on the Effectiveness of Internal Control

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

Management is committed to remediating the material weakness in a timely manner. With the oversight of senior management and our audit committee, we have begun the process of executing remediation steps, including but not limited to the following:

(i)	enhancing existing controls around effective review to prevent and timely detect misstatements to be more aligned with our continued growth for improved accuracy of inventory valuation;
(ii)

designing of additional controls and enhancement of documentation of procedures and policies to ensure a more methodical completion of account reconciliations and verification of the completeness and accuracy of data used to assess the quantity and valuation of inventory; and

(iii)

hiring, retaining, and training of personnel with appropriate technical accounting, cost accounting and financial reporting expertise in inventory management during the first quarter of 2022, with the focus of implementing a sustainable internal control structure.

While we believe the measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting, the implemented and enhanced controls would need to operate for a sufficient period of time to demonstrate that the material weakness is fully remediated. We are committed to continuing to improve our internal control processes and will continue to diligently and to vigorously review our financial reporting controls and procedures.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Preliminary Clinical Trial Results for Candidate COVID-19/flu Combo Test

On March 29, 2022, we announced preliminary clinical trial results for our candidate COVID-19/flu combo test kit that demonstrate similar sensitivity and specificity to highly sensitive lab-based PCR assays for COVID-19, Flu A, and Flu B. Our COVID-19/flu combo test uses the same platform and device design as our COVID-19 tests and is a single at-home molecular test designed to independently diagnose COVID-19, Flu A and Flu B in less than 30 minutes. The COVID-19/flu combo test is being evaluated in over 600 subjects at multiple sites in California and Texas, comparing its ability to accurately detect COVID-19, Flu A and Flu B to highly sensitive lab-based emergency use authorized COVID-19 and 510k approved flu PCR tests. The study includes retrospective and prospective arms in which subjects’ samples are tested on our COVID-19/flu combo test and on the comparator lab PCR test. We are planning regulatory submissions to the FDA, Health Canada, European Medicines Agency and other regulatory authorities for the second quarter of 2022 and hope to receive decisions before this upcoming flu season.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after December 31, 2021 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:
(1)	Financial Statements.

Our Financial Statements are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits.

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibits

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
4.1	Form of common stock certificate.	S-1/A	333-252164	4.1	February 1, 2021
4.2¥	Amended and Restated Investor Rights Agreement, dated August 7, 2020, by and among the registrant and the investors listed on Schedule A thereto.	S-1	333-252164	4.2	January 15, 2021
4.3	Description of Common Stock.	10-K	001-39976	4.3	March 31, 2021
4.4*	Warrant to Purchase Stock, dated February 4, 2022, by and between the registrant and Silicon Valley Bank.
4.5*	Warrant Agreement, dated February 4, 2022, by and between the registrant and Hercules Capital, Inc.
10.1+	Lucira Health, Inc. 2014 Equity Incentive Plan, as amended.	S-1	333-252164	10.1	January 15, 2021
10.2+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Lucira Health, Inc. 2014 Equity Incentive Plan, as amended.	S-1	333-252164	10.2	January 15, 2021
10.3+	Lucira Health, Inc. 2021 Employee Cash Incentive Plan.	S-1	333-252164	10.3	January 15, 2021
10.4+	Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.4	February 1, 2021
10.5+	Lucira Health, Inc. 2021 Officer Severance Benefit Plan.	S-1	333-252164	10.5	January 15, 2021
10.6+	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.6	February 1, 2021
10.7+	Forms of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Lucira Health, Inc. 2021 Equity Incentive Plan.	S-1/A	333-252164	10.7	February 1, 2021
10.8+	Lucira Health, Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-252164	10.8	February 1, 2021

10.9+	Lucira Health, Inc. 2021 Non-Employee Director Compensation Policy.	S-1	333-252164	10.9	January 15, 2021
10.10+	Form of Indemnification Agreement, by and between the registrant and each of its directors and executive officers.	S-1	333-252164	10.10	January 15, 2021
10.11	Lease Agreement, dated January 30, 2015, by and between the registrant and Hollis General Partnership, as amended.	S-1	333-252164	10.11	January 15, 2021
10.12†	Manufacturing Services Agreement, dated September 10, 2020, by and between the registrant and Jabil Inc.	S-1	333-252164	10.12	January 15, 2021
10.13†¥	Patent License Agreement, dated July 15, 2020, by and between the registrant and Eiken Chemical Co., Ltd.	S-1	333-252164	10.13	January 15, 2021
10.14+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Erik T. Engelson.	S-1	333-252164	10.14	January 15, 2021
10.15+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Debkishore Mitra.	S-1	333-252164	10.15	January 15, 2021
10.16+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Kelly Lewis Brezoczky.	S-1	333-252164	10.16	January 15, 2021
10.17+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Daniel George.	S-1	333-252164	10.17	January 15, 2021
10.18+	Amended and Restated Employment Agreement, dated as of January 14, 2021, by and between the registrant and Tamanna Prashar.	S-1	333-252164	10.18	January 15, 2021
10.19+	Employment Agreement, dated as of May 10, 2021, by and between the registrant and Kevin Collins.	10-Q	001-39976	10.1	August 13, 2021
10.20+	Employment Agreement, dated as of August 30, 2021, by and between Lucira Health, Inc. and Tony Allen.	8-K	001-39976	10.1	September 20, 2021
10.21+	Employment Agreement, dated as of August 1, 2021, by and between Lucira Health, Inc. and Ghazi Kashmolah.	10-Q	001-39976	10.3	November 12, 2021
10.22+	Lucira Health, Inc. 2021 Annual Incentive Plan.	10-Q	001-39976	10.4	November 12, 2021

10.23*¥†	Distribution Agreement, dated July 14, 2021, by and between the registrant and Switch Health Solutions Inc.
10.24*¥†	Amendment #1 to Distribution Agreement, dated December 21, 2021, by and between the registrant and Switch Health Solutions Inc.
10.25*¥	Loan and Security Agreement, dated February 4, 2022, by and between the registrant, Hercules Capital, Inc. and Silicon Valley Bank.
23.1*	Consent of BDO USA, LLP, independent registered public accounting firm.
24.1	Power of Attorney (reference is made to the signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
†

Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information (1) is not material and (2) is the type that the registrant treats as private or confidential.

#

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Annual Report and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LUCIRA HEALTH, INC.

Date: March 31, 2022	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ Daniel George
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

Name	Title	Date

/s/ Erik T. Engelson	President, Chief Executive Officer and Director	March 31, 2022
Erik T. Engelson	(Principal Executive Officer)

/s/ Daniel George	Chief Financial Officer and Treasurer	March 31, 2022
Daniel George	(Principal Financial and Accounting Officer)

/s/ Sandra A. Gardiner	Director	March 31, 2022
Sandra A. Gardiner

/s/ David Lamond	Director	March 31, 2022
David Lamond

/s/ Alison McCauley	Director	March 31, 2022
Alison McCauley

/s/ Debkishore Mitra, Ph.D.	Director	March 31, 2022
Debkishore Mitra, Ph.D.

/s/ Erica J. Rogers	Director	March 31, 2022
Erica J. Rogers

/s/ Lior Susan	Director	March 31, 2022
Lior Susan

/s/ Steve Tablak	Director	March 31, 2022
Steve Tablak

/s/ Tuff Yen	Director	March 31, 2022
Tuff Yen