Form 10-Q
period 2022-03-31
Lucira Health, Inc.
filed 2022-05-16
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the number of shares of registrant’s common stock, par value $0.001 per share, outstanding was 39,867,972.

Where You Can Find More Information

Investors and others should note that we announce material financial and other information using our investor relations website, press releases, U.S. Securities and Exchange Commission, or SEC, filings and public conference calls and webcasts. We also post supplemental materials on the Press Release section of our investor relations website at https://ir.lucirahealth.com/. Except as specifically noted herein, information on or accessible through our website is not, and will not be deemed to be, a part of this Quarterly Report on Form 10-Q, or Quarterly Report, or incorporated by reference into any other filings we may make with the SEC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•	the extent and duration of the COVID-19 pandemic and our expectations regarding customer and user demand for our COVID-19 and influenza test kits;

•	our expected future growth;

•	our ability to obtain and maintain regulatory approval for our test kits, including our existing Emergency Use Authorization, or EUA, for our COVID-19 and influenza test kits;

•	the size and growth potential of the markets for our test kits, including the COVID-19 and influenza diagnostic testing market, and our ability to serve those markets;

•	our ability to accurately forecast demand for our test kits;

•	the rate and degree of physician and market acceptance of our test kits;

•	the expected future growth of our sales and marketing organization;

•	coverage and reimbursement for our test kits;

•

the performance of, and our reliance on, third parties in connection with the commercialization of our test kits, including Jabil Inc., or Jabil, and Switch Health Solutions Inc., or Switch, and our single-source suppliers;

•	our ability to accurately forecast, and Jabil’s ability to manufacture, appropriate quantities of our COVID-19 and influenza test kits to meet commercial demand ;

•	regulatory developments in the United States and foreign countries;

•	our research and development for any future test kits;

•	the development, regulatory approval, and commercialization of competing products;

•	our ability to retain and hire senior management and key personnel;

•	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

•	our ability to develop and maintain our corporate infrastructure, including our internal controls;

•	our financial performance and capital requirements; and

•

our expectations regarding our ability to obtain and maintain intellectual property protection for our test kits, as well as our ability to operate our business without infringing the intellectual property rights of others.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

You should read this Quarterly Report and the documents that we reference in our Annual Report on Form 10-K, filed with the SEC on March 31, 2022, or 2021 Annual Report, as exhibits to this Quarterly Report with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

“Lucira Health,” “Lucira,” the Lucira Health logo and our other registered or common law trade names, trademarks or service marks appearing in this Quarterly Report are our property. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Solely for convenience, the trademarks and tradenames referred to in this Quarterly Report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully under Part I, Item 1A, “Risk Factors” in this Quarterly Report. These risks include, but are not limited to, the following:

•	We have primarily incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects.

•

We have focused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects

•

We received EUAs from the U.S. Food and Drug Administration, or FDA, for our COVID-19 test kit. If the FDA revokes or terminates our EUAs, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.

•

We are allocating the majority of our resources to the development, manufacturing and commercialization of our COVID-19 test kits and combination COVID-19 and influenza test kits for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.

•

Our near-term success is highly dependent on the successful commercialization of our COVID-19 and combination COVID-19 and influenza test kits, and they may not attain or maintain market acceptance or be successfully commercialized in jurisdictions in which such test kits are approved, which could negatively impact our business.

•

We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the manufacturing and distribution of our COVID-19 and combination COVID-19 and influenza test kits and development and launch of any future test kits, our financial results could be adversely affected.

•

We identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.

•

We rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 test kit and combination COVID-19 and influenza test kits and on Switch as a significant customer. Any termination or loss of significant rights under the Manufacturing Services Agreement, dated September 10, 2020, or the Jabil MSA, with Jabil or the Distribution Agreement, dated July 14, 2021, as amended December 21, 2021, with Switch would harm our commercialization of our COVID-19 and combination COVID-19 and influenza test kits. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kits or fail to do so at acceptable quality levels or prices.

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

•

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in an influenza test kit, or in a combination COVID-19 and influenza test kit and may not be sufficient to support the authorization influenza test kit or a combination COVID-19 and influenza test kit.

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

•

Our indebtedness to Silicon Valley Bank and Hercules Capital, or, collectively, the Lenders, may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to the Lenders are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, the Lenders could foreclose on our assets.

•	Business disruptions have impacted and can in the future seriously harm our revenue and financial condition and increase our costs and expenses.
•	Intellectual property rights do not necessarily address all potential threats, and limitations in intellectual property rights could harm our business, financial condition and results of operations.
•	Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUCIRA HEALTH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash	$120,551	$105,982
Accounts receivable, net	38,860	27,245
Inventory	72,905	50,776
Other receivable	12,783	8,188
Prepaid expenses	10,396	10,274
Other current assets	4,597	3,817
Total current assets	260,092	206,282
Property and equipment, net	39,952	30,974
Operating lease right-of-use assets	2,059	2,714
Restricted cash equivalents	1,200	—
Other assets	1,059	384
Total assets	$304,362	$240,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,137	$19,371
Accrued liabilities	45,409	29,162
Operating lease liabilities, current	1,450	1,609
Customer deposits	—	189
Total current liabilities	69,996	50,331
Term loans payable, net	29,022	—
Operating lease liabilities, net of current portion	712	1,220
Total liabilities	99,730	51,551

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 39,850,088 and 39,663,645 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	320,055	317,304
Accumulated deficit	(115,463)	(128,541)
Total stockholders’ equity	204,632	188,803
Total liabilities and stockholders’ equity	$304,362	$240,354

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$90,474	$4,516
Cost of products sold	50,558	5,368
Gross profit (loss)	39,916	(852)
Operating expenses:
Research and development	12,195	6,283
Selling, general and administrative	13,909	6,099
Total operating expenses	26,104	12,382
Income (loss) from operations	13,812	(13,234)
Other income (expense), net:
Interest income and other (expense), net	62	(79)
Interest expense	(537)	(3)
Total other income (expense), net	(475)	(82)
Income (loss) before provision for income taxes	13,337	(13,316)
Provision for income taxes	259	—
Net income (loss)	$13,078	$(13,316)
Net income (loss) per share of common stock, basic and diluted
Basic	$0.33	$(0.58)
Diluted	$0.31	$(0.58)
Weighted-average number of shares used in net income (loss) per share of common stock, basic and diluted
Basic	39,739,610	22,892,932
Diluted	41,832,643	22,892,932

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	39,663,645	$40	$317,304	$(128,541)	$188,803
Issuance of common stock warrants				—	494	—	494
Issuance of common stock upon exercise of stock options	—	—	45,180	—	92	—	92
Issuance of common stock under Employee Stock Purchase Plan	—	—	77,811	—	300	—	300
Issuance of common stock for settlement of restricted stock units	—	—	63,452	—	—	—	—
Stock-based compensation	—	—	—	—	1,865	—	1,865
Net income	—	—	—	—	—	13,078	13,078
Balance as of March 31, 2022	—	$—	39,850,088	$40	$320,055	$(115,463)	$204,632

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	$3	$1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred shares into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	—	121,080
Conversion of convertible notes into common stock	—	—	1,470,947	2	24,980	—	24,982
Issuance of common stock upon IPO, net of issuance costs	—	—	10,350,000	10	159,889	—	159,899
Issuance of common stock upon exercise of stock options	—	—	37,760	—	48	—	48
Stock-based compensation	—	—	—	—	527	—	527
Net loss	—	—	—	—	—	(13,316)	(13,316)
Balance as of March 31, 2021	—	$—	38,550,148	$39	$307,903	$(77,030)	$230,912

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$13,078	$(13,316)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	1,865	527
Allowance for doubtful accounts	(122)	—
Depreciation and amortization	1,599	206
Accretion and amortization of term loans discount	117	—
Remeasurement of derivative liabilities and convertible notes	—	281
Noncash interest expense	—	3
Noncash lease expense	(12)	84
Changes in assets and liabilities:
Inventory	(22,129)	(12,604)
Accounts receivable	(11,493)	(238)
Other receivables	(4,595)	(19)
Prepaid expenses and other current assets	(122)	(5,406)
Other assets	(886)	481
Accounts payable	3,497	5,170
Customer deposits	(189)	—
Accrued liabilities	14,090	1,953
Operating lease liabilities	—	(90)
Net cash used in operating activities	(5,302)	(22,968)
Cash flows from investing activities:
Acquisition of property and equipment	(8,134)	(5,553)
Net cash used in investing activities	(8,134)	(5,553)
Cash flows from financing activities:
Proceeds for issuance of term loans, net of discount	29,570	—
Third-party issuance costs related to term loans	(740)	—
Proceeds from issuance of common stock on IPO, net of issuance costs	—	160,092
Proceeds from exercise of stock options	75	30
Proceeds from the issuance of common stock under Employee Stock Purchase Plan	300	—
Net cash provided by financing activities	29,205	160,122
Net increase in cash and restricted cash equivalents	15,769	131,601
Cash and restricted cash equivalents, beginning of period	105,982	60,550
Cash and restricted cash equivalents, end of period	$121,751	$192,151
Reconciliation to amounts on the Condensed Balance Sheets:
Cash	$120,551	$189,813
Restricted cash equivalents	1,200	2,338
Total cash and restricted cash equivalents	$121,751	$192,151
Supplemental disclosures of cash flow information
Cash paid for taxes	$163	$55
Cash paid for interest	$183	$—
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$2,443	$1,603
Reduction of right-of-use asset through operating lease obligation	$248	$—
Issuance of warrants	$494	$—
Vesting of early exercise options	$17	$18
Unpaid issuance costs from IPO	$—	$193
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$—	$24,982
Conversion of convertible redeemable preferred shares into common stock on IPO	$—	$121,080

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

The Company is a medical technology company with a mission to bring central laboratory quality testing for infectious diseases in the home and point of care settings. The Company has developed a testing platform that produces high-complexity-laboratory-accurate molecular testing in a single-use and user-friendly test kit that is powered by two AA batteries and fits in the palm of a hand. The Company’s initial focus is within respiratory diseases, and initially for COVID-19 and influenza Types A and B indications.

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

Liquidity and Going Concern

Net income for the three months ended March 31, 2022 was $13.1 million, whereas for all prior periods since the Company’s inception, the Company has incurred recurring losses and negative cash flows from operating activities. The Company anticipates that it may continue to incur net losses into the foreseeable future. As of March 31, 2022, the Company had $120.6 million in cash and an accumulated deficit of $115.5 million. The Company generated net sales of $90.5 million in the three months ended March 31, 2022. On February 4, 2022, the Company closed a debt financing of up to $80.0 million. The first tranche of $30.0 million was funded upon close. See Note 10 Long-term Debt.

The Company believes that cash as of March 31, 2022, anticipated cash flows from operations, and available cash draws from the loan agreement described in Note 10 Long-term Debt will be sufficient to fund its planned operations for a period of at least 12 months from the date of the issuance of the accompanying condensed financial statements.

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

The accompanying condensed balance sheet as of March 31, 2022, the condensed statements of operations for the three months ended March 31, 2022 and 2021, the statements of redeemable convertible preferred stock and stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations and cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Use of Estimates

Significant estimates and assumptions made in the accompanying financial statements include, but are not limited to recognition of stock-based compensation, incremental borrowing rate, revenue recognition, inventory valuation, sales returns, warranty reserves, allowance for doubtful accounts, accrued research and development costs, uncertain tax positions, the recoverability of its long-lived assets and the valuation of deferred tax assets. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications was not material to the condensed financial statements for the periods presented.

Cash, and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of March 31, 2022 and December 31, 2021, the Company held cash equivalents of $120.6 million and $106.0 million, respectively.

As of March 31, 2022, the Company held a restricted cash balance of $1.2 million which was used to secure a standby letter of credit in relation to the Company’s operating lease agreement entered into in March 2022 for a facility in Vista California. The cash was deposited in a money market account with maturities of three months or less, with automatic renewal. The standby letter of credit is subject to annual automatic renewal over the term of the lease. The restricted cash equivalents are recorded as a long-term asset on the condensed balance sheets as of March 31, 2022, due to the long-term nature of the underlying obligation.

Fair Value Measurements

The carrying value of the Company’s cash, accounts receivable, other receivable, prepaid expenses, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items.

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

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Inventory held as of March 31, 2022 is in the form of raw materials, work in process and finished goods.

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

Warranty

The Company offers a standard product warranty that its products will perform as intended upon the date of original delivery for a reasonable period of time, which typically coincides with product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company regularly reviews these estimates to assess the appropriateness of the Company’s recorded warranty liabilities and adjust the amounts as necessary. As of March 31, 2022 and December 31, 2021, the accrued liability for warranty returns was not significant.

Property and Equipment, Net

Property and equipment are stated at cost, net of depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the related lease. Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed balance sheets and any resulting gain or loss is reflected in other income or expense in the condensed statements of operations in the period realized.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company did not have any finance leases as of March 31, 2022 and December 31, 2021.

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

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

As described in Note 10, Long-term Debt, the Company entered into a term loan credit facility with Silicon Valley Bank. (“SVB”) and Hercules Capital, Inc., (“Hercules”) during the three months ended March 31, 2022. Costs incurred to issue debt are deferred and recorded as a reduction of the debt balance the accompanying condensed balance sheets. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction of the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

Deferred Offering Costs

The Company capitalized certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings, including the IPO, as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded as a reduction of the proceeds received from the equity financing. If a planned equity financing is abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the condensed statements of operations. There was $2.2 million of deferred offering costs related to the Company’s IPO recorded as other current assets on the Company’s condensed balance sheets as of December 31, 2020. The Company recorded additional offering costs between December 31, 2020 and February 9, 2021 and recorded $3.7 million as an offset to the IPO proceeds as additional paid-in capital on the closing date.

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

Revenue is measured based on the amount of consideration that the Company expects to be entitled to, which considers both fixed and variable consideration. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of revenue will not occur. Transaction price is impacted by variable consideration such as discounts, allowances and constraints placed on revenue due to uncertainty. The Company's performance obligations relate to contracts with a duration of less than one year. The Company elected to apply the practical expedient provided in ASC 606, therefore, the Company is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

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

Costs to obtain or fulfill a contract are currently expensed when incurred because the Company’s performance obligation is satisfied at a point in time. These costs are recorded as cost of products sold in the condensed statements of operations.

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

Research and Development Grants

     The Company may earn grant income for performing tasks under certain research and development agreements with governmental agencies. Grant income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with government contracts and grants are recorded at the gross amount within other income. The costs associated with these reimbursements are reflected as a component of research and development expense in the condensed statements of operations.

The Company records a receivable included in other current assets on the condensed balance sheets, which consists of billed and unbilled amounts earned from various government grants for costs incurred prior to the period end under reimbursement contracts. The amounts are billed to the respective government agencies. As collection is deemed probable, no allowance for doubtful accounts has been established. If amounts become uncollectible, they are recorded as operating expense in the condensed statements of operations. As of March 31, 2022 and December 31, 2021, grant income for the three months ended March 31, 2022 and 2021 was not significant and unbilled amounts as of March 31, 2022 and December 31, 2021, were not significant.

Research and Development

Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.

The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated value of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the condensed balance sheets and within research and development expense in the condensed statements of operations. The Company records accrued expenses for these costs based on factors such as estimates of the work completed or supplies received and in accordance with agreements established with these vendors. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.

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

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were $0.1 million for the three months ended March 31, 2022, compared to $0.4 million in 2021, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Stock-Based Compensation

The Company’s stock-based awards consist of stock options issued to employees and non-employees, restricted stock units issued to employees and shares of the Company’s common stock purchased by employee participants in the Employee Stock Purchase Plan. The Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur. The fair value of the common stock is based on the closing price of the common stock on the date of grant as reported on the Nasdaq Global Select Market.

The Company classifies stock-based compensation expense in its condensed statements of operations in the same manner in which the award recipient’s cash compensation costs are classified. The fair value of the common stock is based on the closing price of the common stock on the date of grant as reported on the Nasdaq Global Select Market.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option.

The Company determines the expected stock volatility using a weighted-average of the historical volatility of a group of guideline companies that issued options with substantially similar terms, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method for awards that qualify as “plain-vanilla” options. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Provision for Income Taxes

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Note 3. Net Sales

All of the Company’s net sales has been derived from sales of its test kits through its healthcare, business-to-business, international and direct-to-consumer channels. Since receiving the initial EUA in the fourth quarter of 2020, the Company marketed its test products to physicians and licensed healthcare providers through its healthcare channel in the United States. On April 9, 2021, the Company received its first FDA EUA authorization for OTC non-prescription use and expanded its marketing to include domestic testing providers, distributors, businesses within its business-to-business channel, and direct-to-consumer through its partnerships with e-commerce sales and distribution platforms. During 2021, the Company also received authorization and began selling tests through international distributors in Canada, Taiwan, Singapore, and Israel.

The following table sets forth the Company’s net sales by channel:

	Three Months Ended
	2022	2021
Healthcare	$6,871	$4,516
Business-to-business	44,753	—
International	23,646	—
Direct-to-consumer	15,204	—
Total net sales	$90,474	$4,516

The following table sets forth the Company’s net sales by geographic area based on the customers’ locations:

	Three Months Ended March 31,
	2022	2021
United States	$66,828	$4,516
Canada	23,319	—
Rest of the world	327	—
Total net sales	$90,474	$4,516

Note 4. Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and restricted cash equivalents held by financial institutions, other receivables and account receivables. Substantially all of the Company’s cash and restricted cash equivalents are held at one financial institution that management believes is of high credit quality. Such deposits may, at times, exceed federally insured limits.

As of March 31, 2022, four customers had outstanding accounts receivable due of 10% or greater of the Company’s accounts receivable.

	March 31, 2022	December 31, 2021
Customer A	23%	19%
Customer B	17%	9%
Customer C	12%	—%
Customer D	10%	1%
Customer E	—%	12%
Customer F	9%	18%

For the three months ended March 31, 2022 and 2021, the following customers represented 10% or more of the Company’s net sales:

	Three Months Ended March 31,
	2022	2021
Customer A	18%	—%
Customer C	11%	—%
Customer E	—%	51%

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

As of March 31, 2022, the Company had non-cancellable purchase commitments of $92.1 million, consisting primarily of $47.9 million of raw material purchase commitments, and $12.2 million asset and equipment related to expanding the Company’s manufacturing capacity and automation, and $3.9 million related to non-commercial services, and $28.1 million pursuant to the manufacturing services agreement, (the “Jabil MSA”), with Jabil Inc., (“Jabil”), and technical services agreement with Jabil, (the “Jabil TSA”). Under the Jabil MSA, the Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast.

Note 5. Fair Value Measurements

The Company’s restricted cash equivalents are measured at fair value on recurring basis and is classified as Level 1 input. Restricted cash equivalents are a money market account that the Company opened in August 2020. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of
	March 31, 2022
	Level 1	Level 2	Level 3
Assets
Restricted cash equivalents	$1,200	$—	$—
Total	$1,200	$—	$—

The Company did not have any financial instruments measured at fair value on a recurring basis as of March 31, 2022.

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below.

March 31, 2021
Fair value at beginning of the period	$24,694
Initial fair value of instruments issued	—
Change in fair value of instruments and accrued interest, net	288
Extinguishment of instruments held at fair value	(24,982)
Fair value at end of the period	$—

In order to determine the fair value of the convertible notes issued in December 2020, (the “2020B Notes”), the Company utilized the probability-weighted expected return method (“PWERM”). The PWERM relies on a forward-looking analysis to determine the fair value. Under this method, discrete future outcomes, including an IPO and non-IPO scenarios, are weighted based on the estimated probability of each scenario. The PWERM is used when discrete future outcomes can be predicted with reasonable certainty based on a probability distribution. The fair value estimate relied upon in the PWERM scenario was based on likelihood of achieving four liquidity events, (i) an initial public offering, (ii) merger or acquisition of the Company given prevailing market conditions, (iii) change of control, (iv) maturity of the convertible notes. Estimates and assumptions impacting the fair value measurement include future value under the various conversion scenarios, discount rate, discount period, discount factor and probability of occurrence of each scenario, as best estimated by management. The estimated future value of the notes for each scenario is then discounted to present value using a discount rate. The future value was determined based on the estimated term to the event from valuation date as determined by management. The exit value in an IPO scenario was based on banker indications as well as an analysis of guideline companies that went public within the past few years that are broadly comparable to the Company. The exit value of an M&A scenario is determined by management with an estimated premium applied to the IPO value estimate. The discount rate, discount period, and probability of the occurrence of liquidity scenarios are estimates made by the management.

The convertible notes were measured at fair value upon extinguishment on February 9, 2021 in connection with the Company’s IPO.

Note 6. Inventory

Inventory consist of the following:

	March 31,	December 31,
	2022	2021
Raw materials	$48,712	$35,923
Work in process	13,997	10,539
Finished goods	10,196	4,314
Total	$72,905	$50,776

Note 7. Property and Equipment, Net

	March 31, 2022	December 31, 2021
Construction in progress	$12,841	$3,466
Machinery and equipment	30,232	29,333
Website development costs	1,206	1,110
Furniture and fixtures	247	200
Leasehold improvements	1,862	1,702
Total, at cost	46,388	35,811
Accumulated depreciation and amortization	(6,436)	(4,837)
Property and equipment, net	$39,952	$30,974

Depreciation and amortization expense was $1.6 million, for the three months ended March 31, 2022, compared to $0.2 million for the three months ended March 31, 2021, respectively. During the three months ended March 31, 2022, the Company deployed $0.2 million of assets into production from construction-in-progress, with the major portion of the remaining balance expected to be placed in service in the second half of 2022. Construction-in-progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation and automation. Construction-in-progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

The following table sets forth the Company’s long-lived assets, including right-of-use assets by geographic area:

	March 31,	December 31,
	2022	2021
United States	$22,301	$16,730
Dominican Republic	18,474	15,753
All other countries	1,236	1,205
Total long-lived assets	$42,011	$33,688

Note 8. Other Financial Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company related to product sales. It is the practice of the Company to provide for uncollectible accounts in the period the accounts are determined to be uncollectible.

The following table summarizes the activity in the allowance for doubtful accounts:

	March 31, 2022	December 31, 2021
Beginning balance	$99	$—
Amounts charged to costs and expenses	106	358
Write-offs	(83)	(259)
Ending balance	$122	$99

Other Receivables

	March 31, 2022	December 31, 2021
Other receivable	$12,783	$8,188

The other receivable balance as of March 31, 2022 and December 31, 2021 represents amounts due from Jabil, the manufacturer of the Company’s test kits in connection with procurement of component parts.

Prepaid Expenses

The following table summarizes the components of prepaid expenses:

	March 31,	December 31,
	2022	2021
Prepaid Taxes & Expenses	$825	$307
Prepaid Insurance	3,792	588
Prepaid Inventory	5,779	9,379
Total	$10,396	$10,274

As of March 31, 2022 and December 31, 2021, Prepaid expenses include $5.8 million and $9.4 million, respectively, of advanced payments related to procurement of inventories of components such as circuit boards to be used in assembling test kits.

Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Professional fees	$4,368	$612
Accrued manufacturing and inventory purchases	25,011	17,200
Canada importation taxes	2,525	1,551
Payroll liabilities	3,369	4,466
Royalty liabilities	2,454	1,662
Accrued sales tax	3,124	2,215
Early exercise liability	172	189
Accrued interest	229	—
Accrued Taxes	274	—
Other	3,883	1,267
Total	$45,409	$29,162

Note 9. Leases

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

On March 15, 2022, the Company executed a lease for an 82,000 square foot facility in Vista, California. The term of the lease is 126 months with options to extend five years and includes lease incentives of an initial rent-free period. The Company will make monthly rent payments, which will approximate $1.3 million per year over the term of the lease. The Company took possession of the facility on April 1, 2022 to begin tenant improvements and expects completion and assumption of full occupancy by August 2022. Under the terms of the operating lease, the Company has been provided tenant improvement allowances of up to $0.8 million. In conjunction with and under the terms of the operating lease agreement, the Company entered into a $1.2 million Standby Letter of Credit as guarantee of the Company’s payment of the tenant improvements and on-going rent payments over the term of the lease. The Company will account for the lease as an operating lease as of April 1, 2022, the commencement date under ASC Topic 842, Leases, and will record a right-of use asset representing the Company’s right to use the underlying asset over the lease term and lease liability representing the Company’s obligation to make lease payments arising from the lease.

Leases with an initial term of 12 months or less are not recorded on the condensed balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed balance sheets as of March 31, 2022 and December 31, 2021. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company’s ROU assets and operating lease liabilities as of March 31, 2022 do not include the recognition of the new lease facility in Vista, California, which will be recorded as of April 1, 2022. Maturities of lease liabilities as of March 31, 2022, are as follows:

Operating
Leases
Year ending December 31:
2022	$1,133
2023	1,012
2024	114
Total	2,259
Less: imputed interest	(97)
Present value of operating lease liabilities	2,162
Less: current portion	(1,450)
Operating lease liabilities, net of current portion	$712

The Company made operating lease payments of $0.5 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively, which are included as cash flow from operating activities on the condensed statements of cash flows.

Additional information related to the Company’s leases was as follows:

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$452	$109
Short-term lease cost	$320	$315
Weighted-average remaining lease term (years)	1.55	2.17
Weighted-average discount rate	5.97%	13.13%

In March 2022, the Company executed an amendment with the lessor of two of its facility leases which included an extension of the expiration date of the original leased premise for one location and a reduction of the lease term on another location, such that the lease terms are coterminous on June 30, 2022. Upon the execution of the amendment, which was deemed to be a lease modification, the Company remeasured the lease liability and corresponding right-of-use asset as of the effective date of the amendment to reflect the extended term and recorded $0.2 million a reduction of the respective right-of-use assets and lease liabilities as of the effective date of the amendments.

Note 10. Long-term Debt

On February 4, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules in its capacity as administrative agent and collateral agent, and Hercules and SVB as lenders.

The Loan Agreement provides for up to $80.0 million in borrowing capacity (the Term Loans”) available in four tranches. The first tranche consists of term loans in an aggregate principal amount of $30.0 million, all of which was funded to the Company on the closing date. The Company intends to use the proceeds of the Term Loans for working capital and general corporate purposes.

The second tranche, not to exceed $20.0 million, is available for draw at the Company’s option beginning September 1, 2022, and on or prior to March 31, 2023, subject to the terms of the Loan Agreement and the tranche two draw test, defined as the achievement by the Company of net product revenue of at least $75.0 million, measured on a trailing six-month basis as of the Company’s most recent financial statements provided to the lenders. Loan advances under tranche two will be made in increments of $5.0 million. The third tranche of up to $15.0 million will be available for draw on or after June 15, 2023, subject to the terms of the Loan Agreement and the tranche three draw test, defined as the achievement by the Company of net product revenue of at least $250.0 million, measured on a trailing twelve-month basis as of the Company’s most recent financial statements provided to the lenders. Loan advances under the third tranche will be made in increments of $5.0 million. The fourth tranche of up to $15.0 million will be available for draw on or after March 15, 2024, subject to the terms and conditions of the Loan Agreement and approval by the investment committees of each of the lenders.

The Term Loans will mature on February 1, 2026 and bear interest at an annual rate the greater of 5.50% plus the prime rate (as reported in the Wall Street Journal) and 8.75%. As of March 31, 2022, the interest rate was 9.0%. For the three months ended March 31, 2022, the Company recorded $0.5 million of interest expense related to the Term Loans, which included $0.1 million of non-cash interest of amortization of the loan discount. The Term Loans are interest only, paid monthly, up to September 1, 2024, after which the interest-only period may be extended, provided there has been no event of default or a continuing event of default and the Company has submitted sufficient evidence, satisfactory to the lenders, that the Company has achieved the Tranche Three Draw Test. After the interest only period, monthly principal and interest payments are required over the remaining term of the loans to the maturity date. The Company may prepay all or a portion of the outstanding term loan advances including principal and accrued and unpaid interest, subject to a prepayment fee of 3% of the principal advance being prepaid if within 12 months of the initial advance closing date, 2% if within 24 months of the advance closing date and 1% if within 36 months of the advance closing date. An end of term charge of 5.25% of the Term Loans advanced will be due upon prepayment or repayment.

The Loan Agreement contains customary events of default, representations and warranties and covenants, including financial covenants requiring the Company to maintain certain minimum cash and revenue levels upon the occurrence of specified events. As of March 31, 2022, the Company was in compliance with the financial covenants of the Loan Agreement. Lenders have participation and notice rights in an amount up to $5.0 million for the future sale and issuance of the Company’s capital stock that is broadly marketed to multiple investors.

The Company has granted a senior security interest in all of the Company’s right, title, and interest in, to and under substantially all of Company’s personal property and other assets, excluding intellectual property. Notwithstanding the foregoing, the Company’s intellectual property will automatically be included within the assets securing the Term Loans to the extent necessary to permit perfection of the Lender’s security interests for rights to payment and proceeds from the sale, licensing or disposition of the Company’s intellectual property (the “Rights to Payment”) if a judicial authority holds that a security interest in the Rights to Payment requires a security interest in the underlying intellectual property.

In connection with entering into the Loan Agreement, the Company issued warrants to Hercules (the “Hercules Warrant”) and to SVB (the “SVB Warrant” and together with the Hercules Warrant, the “Warrants”). The number of shares of the Company’s common stock subject to the Hercules Warrant is equal to the quotient derived by dividing the amount equal to 1.00% times the aggregate principal amount of term loan advances made and funded under the Loan Agreement by the exercise price of $5.03 per share. The number of shares of the Company’s common stock subject to the SVB Warrant is equal to 1.00% multiplied by the aggregate amount of the term loan advances made and funded under the Loan Agreement divided by the $5.03 per share. In conjunction with the first tranche advance of $30.0 million SVB and Hercules each hold Warrants to purchase for 59,642 shares of the Company’s common stock. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the condensed balance sheets and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Warrants at issuance, which resulted in a discount on the Term Loan, and allocated the proceeds from the loan proportionately to the Term Loan and to the Warrants, of which $0.5 million was allocated to the Warrants.

The Company determined the fair value of the Warrants as of February 4, 2022 using the Black-Scholes option pricing model and applying the following assumptions:

Fair value of common stock	$5.15
Expected term (in years)	7.0
Risk-free interest rate	1.9%
Dividend yield	—
Volatility	92.6%

Because the Company does not have sufficient trading price history of its common stock, the volatility was based on historical trading price of a select peer group of publicly traded companies.

In connection with entering into the Loan Agreement, the Company incurred $1.2 million of debt issuance costs, including commitment and legal fees in connection with the Loan Agreement, fees paid directly to the lenders and other direct third-party costs. Total issuance costs also include the fair value allocated to the Warrants and the end of term fee of $1.6 million, for $3.3 million of issuance costs. The Company allocated $2.7 million of the total issuance costs to the first term loan advance and recorded the issuance costs as unamortized discount, which is being amortized to non-cash interest expense over the term of the loan using the effective interest method. The remaining $0.6 million of issuance costs associated with unfunded loan advances are recorded as other assets on the condensed balance sheets and will be allocated to debt discount as the future tranche is funded. If future available tranches are not funded, these debt issuance costs will be charged to interest expense in the period. The $1.6 million end of term fee is included in the contractual cash flows and is accreted to interest expense using the effective interest method over the term of the loan.

The effective interest rate on the Term Loans, including the discount and the accretion of the final end of term payment, was 11.42% as of March 31, 2022.

Balance sheet information related to the Term Loans is as follows:

March 31, 2022
Tranche 1 Term Loan (1)	$31,575
Less: Unamortized debt discount and issuance costs	(2,553)
Carrying value of Term Loan, non-current	$29,022

(1)	Balance includes $1.6 million final end of term fee, which represents 5.25% of the principal loan advance.

Note 11. Convertible Notes Payable

IPO and Conversion of Convertible Notes Payable

On February 9, 2021, upon the closing of the Company’s Initial Public Offering (“IPO”), certain then outstanding convertible notes payable and accrued interest automatically converted into shares of common stock at a conversion price equal to 80% of the IPO price per share, which resulted in the issuance of 1,470,947 shares of common stock.

Note 12. Capital Stock

Redeemable Convertible Preferred Stock and Initial Public Offering

On February 9, 2021, in connection with the closing of the IPO, all shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

Preferred Stock

Under its amended and restated certificate of incorporation, the Company’s Board of directors (the “Board”) may, without further action by the Company’s stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 10,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock were issued or outstanding as of March 31, 2022.

Common Stock

Under its amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock, having a par value per share of $0.001.

Common stockholders are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holder of each share of common stock is entitled to one vote.

The Company had shares of common stock reserved for future issuance upon the exercise or conversion of the following:

	March 31,	December 31,
	2022	2021
Common stock option grants issued and outstanding under 2014 Equity Incentive Plan	3,154,524	3,245,250
Common stock reserved for issuance under the 2021 Equity Incentive Plan	1,830,888	1,578,216
Common stock option grants issued and outstanding under the 2021 Equity Incentive Plan	430,893	467,024
Restricted common stock units issued and outstanding	3,153,158	3,387,505
Warrants to purchase common stock	119,284	—
Common stock reserved for issuance under Employee Stock Purchase Plan	632,378	710,189
Total common shares reserved for future issuance	9,321,125	9,388,184

Note 13. Equity Incentive Plan

In January 2021, the Board adopted the 2021 Equity Incentive Plan (the “2021 Plan”). The stockholders approved the 2021 Plan in January 2021, and it became effective upon the execution of the underwriting agreement for the IPO on February 4, 2021. Under the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company. A total of 5,200,000 shares of common stock were approved to be initially reserved for issuance under the 2021 Plan. In addition, the number of shares of common stock available for issuance under the 2021 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2021 Plan, beginning with January 1, 2022 and ending with January 1, 2031, by an amount equal to 5% of the outstanding number of shares of common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Board. On January 1, 2022, the number of shares available for issuance under the 2021 Plan was automatically increased by 1,983,182 shares.

In April 2022, the Board approved the 2022 Inducement Plan, (the “Inducement Plan”) a non-stockholder approved stock plan, in order to award stock options, restricted stock units and other awards as allowed under the Inducement Plan as an inducement to potential new employees and directors of the Company. Under the Inducement Plan, 3,500,000 shares were approved and available for future issuance. As of March 31, 2022, no awards had been granted or were outstanding.

The stock-based compensation expense for the Company’s equity incentive plans was allocated as follows:

	Three Months Ended March 31,
	2022	2021
Cost of products sold	$432	$61
Research and development	512	120
Selling, general and administrative	921	346
Total	$1,865	$527

Total stock-based compensation expense by type of award was as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	$339	$435
Restricted stock units	1,437	41
Employee Stock Purchase Plan	89	51
Total	$1,865	$527

Total compensation costs as of March 31, 2022 related to non-vested awards to be recognized in future periods was $24.4 million and is expected to be recognized over the weighted-average period of 3.26 years.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,712,274	$3.30	8.1	$23,150
Granted	—	—	—	—
Exercised	(45,180)	1.62	—	154
Cancelled	(81,777)	8.02	—	—
Balance as of March 31, 2022	3,585,317	$3.21	7.9	$6,503
Options vested and expected to vest as of March 31, 2022	3,585,317	$3.21	7.9	$6,503
Options vested and exercisable as of March 31, 2022	1,723,547	$2.39	7.6	$3,581

Total options vested during the three months ended March 31, 2022 was 321,501, with an aggregate fair value of $0.5 million. The aggregate intrinsic value of options exercised was $0.2 million for the three months ended March 31, 2022. Total compensation costs as of March 31, 2022 related to option awards to be recognized in future periods was $3.3 million and is expected to be recognized over the weighted average period of 2.15 years for such options

The Company did not grant any options during the three months ended March 31, 2022. The weighted-average grant date fair value of the options granted was $7.52 per share for the three months ended March 31, 2021, as calculated using the Black-Scholes option-pricing model with the following assumptions on a weighted-average basis:

Fair value of common stock	$17.00
Expected term (in years)	5.94
Risk-free interest rate	0.6%
Dividend yield	—
Volatility	46.9%

Common stock fair value—Prior to the IPO the fair value of the Company’s common stock was determined by the Board with assistance from management. The Board determined the fair value of common stock by considering independent valuation reports and a number of objective and subjective factors, including valuations of comparable companies, sales of redeemable convertible preferred stock, operating and financial performance, the lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook. Following the closing of the IPO, the fair value of the Company’s common stock on the date of grant is the closing price of the common stock as reported on the Nasdaq Global Select Market.

Dividend yield of zero—The Company has not declared or paid dividends.

Risk-free interest rates—The Company applied the risk-free interest rate based on the U.S. Treasury yield for the expected term of the option.

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

The Company had the following activity for RSUs for the three months ended March 31, 2022:

	Underlying Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,387,505	$7.57
Granted	—	$—
Vested	(63,452)	10.71
Canceled or forfeited	(170,895)	7.70
Balance as of March 31, 2022	3,153,158	$7.50

Total compensation costs as of March 31, 2022 related to RSUs to be recognized in future periods was $21.1 million and is expected to be recognized over the weighted average period of 3.45 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan, {the “ESPP), provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. Under the ESPP, the Board may specify offerings but generally provides for a duration of 6 months, currently for which each six-month offering periods are February and August. In February 2021, the Company’s employees enrolled in the offering period (“first offering”) to purchase a variable number of shares of its common stock under the ESPP at the purchase date.

The purchase price is specified pursuant to each offering, but cannot, under the terms of the ESPP, be less than 85% of the lower of the fair market value per share of the Company's common stock on either the offering date or on the purchase date. The ESPP also includes a six month look-back provision for the purchase price of the stock price on the purchase date is less than the stock price on the offering date.

In January 2022, the Board authorized an increase of 396,636 additional shares available for issuance under the ESPP. As of March 31, 2022, the Company had 632,378 shares available for issuance under the ESPP. Pursuant to the ESPP, the Company issued 77,811 shares of common stock at a weighted average price per share of $3.86 during the three months ended March 31, 2022. Cash received from purchases under the ESPP for the three months ended March 31, 2022 was $0.3 million.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	$4.54	$17.00
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Dividend yield	—	—
Volatility	90.5%	56.4%

Note 14. Provision for Income Taxes

The Company recorded provision for income taxes of $0.3 million and $0.0 for the three months ended March 31, 2022 and 2021, which primarily consisted of state taxes. For the three months ended March 31, 2021, the Company’s provision for income taxes primarily consisted of state franchise taxes and were insignificant. Income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The Company believes it is more likely than not that its federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of its U.S. net deferred tax assets as of March 31, 2022. The Company will continue to maintain a full valuation allowance against its net federal and state deferred tax assets until there is sufficient evidence to support recoverability of its deferred tax assets.

As of March 31, 2022, the Company had total uncertain tax benefits of $0.8 million related to R&D credits, which is recorded as a reduction of the deferred tax assets related credit carryforwards. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expenses and selling, general and administrative expense, respectively, in its condensed statements of operations. No interest or penalty have been recorded related to the uncertain tax positions.

The Company is subject to U.S. federal and state income tax as well as to income tax in multiple state jurisdictions. In the normal course of business, the Company is subject to examination by tax authorities.  As of the date of the financial statements, there are no tax examination in progress. The statute of limitations for tax years ended after December 31, 2014 is open for federal and state tax purposes.

Note 15. Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of options and restricted stock units outstanding under the Company’s stock option plan. For the three months ended March 31, 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net income (loss) per share:

	Three Months Ended March 31,
	2022	2021
Numerator
Net income (loss) attributable to common stockholders, basic and diluted	$13,078	$(13,316)
Denominator
Weighted-average number of shares of common stock outstanding:
Basic	39,739,610	22,892,932
Diluted	41,832,643	22,892,932
Net income (loss) per share attributable to common stockholders:
Basic	$0.33	$(0.58)
Diluted	$0.31	$(0.58)

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of March 31,
	2022	2021
Warrants to purchase common stock	119,284	-
Options to purchase common stock	445,676	5,261,174
Unvested restricted stock units	2,488,747	264,345
	3,053,707	5,525,519

Note 16. Commitments and Contingencies

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

The Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a cost of goods sold. Royalty expense for the three months ended March 31, 2022 and 2021, was $2.5 million and $0.1 million.

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

Technology Services Agreement with Jabil

On September 10, 2020, the Company entered into the Jabil TSA, pursuant to which Jabil will use commercially reasonable efforts to perform certain technical services related to the development of components, assemblies and systems in relation to each project under the agreement as set forth in one or more statement of work, which may include the Company’s COVID-19 test kit and any of its future product candidates.

Manufacturing Services Agreement with Jabil

On September 10, 2020, the Company entered into the Jabil MSA, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with the Company’s specifications. Jabil may not subcontract any of its manufacturing services under the Jabil MSA without the Company’s prior written consent. The Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast. Jabil is entitled to reject any purchase orders that are not placed in accordance with the forecast.

The Company had $28.1 million of non-cancellable purchase commitments pursuant to the manufacturing services agreement (the “Jabil MSA”), with Jabil Inc. (the “Jabil”), and technical services agreement with Jabil (the “Jabil TSA”). Under the Jabil MSA, the Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast.

Other Commitments

As of March 31, 2022, the Company had non-cancellable purchase commitments of $64.0 million, consisting primarily of $47.9 million of raw material purchase commitments, and $12.2 million asset and equipment related to expanding its manufacturing capacity and automation, and $3.9 million related to non-commercial services.

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

Legal Proceedings

From time to time, the Company may become involved in legal proceedings arising out of the ordinary course of its business. Management is currently not aware of any matters that would be expected to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 17. Related Parties

The Company incurred less than $0.1 million in expenses with individuals related to a former executive officer or its Board of Directors during both the three months ended March 31, 2022 and 2021. Additionally, the Company recorded revenues of $0.0 million and less than $0.1 million from individuals or companies related to an executive officer or its Board during the three months ended March 31, 2022 and 2021, respectively.

Note 18. Subsequent Event

On May 6, 2022, the Company received the CE Mark for professional use for both its COVID-19 and combination COVID-19 and influenza test kits, clearing them for sale and distribution in the European Union.

On May 11, 2022, the Company submitted its request for EUA authorization from the FDA for prescription at-home use of its combination COVID-19 and influenza test, for those individuals with suspected COVID-19 or influenza.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2021 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2021 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to "Lucira," the "company," "we," "our" and "us" refer to Lucira Health, Inc.

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

Our first commercially available PCR-quality diagnostic test was the LUCIRA COVID-19 All-In-One Test Kit, which received EUA from the FDA for prescription use in at-home and point-of-care, or POC, settings. Our COVID-19 test kit was the first at-home self-test to receive FDA EUA authorization, and remains the only FDA EUA authorized single-use molecular test for at-home use. On April 9, 2021, we received our first FDA EUA authorization for over the counter, or OTC, non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection) and launched LUCI PASS, our digital platform designed to securely record and share verified test results via text messaging. The LUCIRA CHECK IT COVID-19 Test Kit utilizes identical components to the LUCIRA COVID-19 All-In-One Test Kit and both are referred to as test kits or COVID-19 test kits. We have since received authorization from Health Canada, PSAR approval by Singapore’s Health Sciences Authority, approval from the Taiwan Ministry of Health and Welfare for emergency use, and approved registration from Israel for our COVID-19 test kit. In the second half of 2022, we hope to obtain several new regulatory approvals including extending our EUA authorization into full FDA approval via de novo application and submissions to the United Kingdom and Australia to further extend access to international markets.

Our PCR-quality platform is designed with a flexible assay architecture in which we can largely leverage existing components to accelerate the development of new test kits for additional indications, including other infectious diseases such as sexually transmitted infections, or STIs, and other respiratory infections. In May 2022, we submitted our request for EUA authorization from FDA for prescription use and plan to request authorization from Health Canada and European Medicines Agency in the second quarter of 2022 so as to commercialize a combination COVID-19 and influenza test kit in the second half of 2022. In May 2022, both our COVID-19 and combination COVID-19 and influenza test kits received CE Mark for professional use, clearing them for sale and distribution in the European Union. We plan to make the combination COVID-19 and influenza test kit available in the European Union in the third quarter of 2022 in advance of the northern hemisphere influenza season.

Since inception through March 31, 2022, we generated $183.9 million of net revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock issuances. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

On February 4, 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules and Silicon Valley Bank, or SVB. The Loan Agreement provides for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing. The term loans will mature on February 1, 2026. In connection with the entry into the Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. For a more detailed description of the Loan Agreement and warrants, see Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Prior to the three months ended March 31, 2022, we have historically incurred substantial net losses. As we continue to develop and commercialize our test kits, we may incur additional losses and increases in expenses in future periods. As of March 31, 2022, we had an accumulated deficit of $115.5 million.

Since the second quarter of 2020, we have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit. Research and development activities related to our test kits, including the COVID-19 test kit, include clinical, regulatory and manufacturing process initiatives. During the first quarter of 2022, we initiated clinical testing of our combination COVID-19 and influenza test kits. We expect that our sales and marketing, research and development, regulatory and other expenses will continue to increase as we expand our marketing efforts to promote adoption of our COVID-19 test kit and our COVID-19 and influenza test kit, build relationships with our customers, obtain regulatory clearances or approvals for current and any future test kits, qualify manufacturing expansion, and conduct clinical trials. In addition, we expect our general and administrative expenses to continue to increase due to the additional costs associated with scaling our business operations, including personnel costs related to increased headcount for administrative, accounting, information technology, legal, human resources and compliance functions as well as facilities related costs. As a result, we will require substantial capital to fund manufacturing expansion, inventory purchases and expenses related to our operating activities, including selling, general and administrative expenses, as well as research and development.

In 2020, we entered into several license and manufacturing and services agreements, and in 2021, we entered into several distribution agreements. For a more detailed description of our license and manufacturing, services and distributions agreements, see Part I, Item 1, “Business— Intellectual Property— License Agreement with Eiken Chemical Co., Ltd.,” “Business—Manufacturing and Supply,” “Business—Intellectual Property—Distribution Agreement with Switch” in our 2021 Annual Report and Note 2 and Note 5 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Factors Affecting Our Business

We believe the following significant factors affect our business:

•

Approval and Market Adoption of Our Test Kits. Our commercial success, including acceptance and use of our test kits, will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory approvals for additional indications of our test kit and new products and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our test kits and rate of adoption of our test kits. The commercial success of our test kits will be dependent upon sales to physicians and healthcare providers, businesses, consumers and international markets. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.

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

•

Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In the United States, there are currently three COVID-19 vaccines authorized for emergency use or FDA-approved. Although breakthrough cases occur with highly transmissible COVID-19 variants, the widely administered use of efficacious vaccines or new therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. However, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing. We believe this is largely due to the COVID-19 pandemic resulting in hyper-sensitivity to symptoms, breakthrough cases and broader awareness of the disease. Our future success with our COVID-19 test kit is substantially dependent on the manner in which the market for COVID-19 diagnostics develops and grows.

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

Operations

Results of Operations

The following table sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended March 31,
	2022	2021	Change
Net sales	$90,474	$4,516	$85,958	1,903%
Cost of products sold	50,558	5,368	45,190	842%
Gross profit (loss)	39,916	(852)
Operating expenses:
Research and development	12,195	6,283	5,912	94%
Selling, general and administrative	13,909	6,099	7,810	128%
Total operating expenses	26,104	12,382
Income (loss) from operations	13,812	(13,234)
Other income (expense), net:
Interest and other income, net	62	(79)	141	(178%)
Interest expense	(537)	(3)	(534)	17,800%
Total other income (expense), net	(475)	(82)
Net income (loss) before provision for income taxes	13,337	(13,316)	26,653	(200%)
Provision for income taxes	259	—
Net income (loss)	$13,078	$(13,316)

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

Our commercial strategic objective is to deploy our COVID-19 and the combination COVID-19 and influenza test kits, where approved, to new and existing customers who will continue to require accurate and immediate diagnoses as COVID-19 moves to the endemic stage. In the future we expect their needs will evolve into a combination COVID-19 and influenza PCR-quality test. Our customers fall into four customer channels: 1) U.S. healthcare systems and providers; 2) sophisticated business and governments; 3) self-directed consumers in the home; and 4) an international channel, which includes healthcare, businesses and governments and individual consumer customers with local market needs.

The increase in revenue for the three months ended March 31, 2022 was primarily due to increased volume in units sold driven primarily by increased manufacturing output as demand continued to be strong. In April 2021, we received an EUA for an OTC indication for our COVID-19 test kit.

We may experience fluctuations in net sales as a result of changes in customer and user demand for our test kits based on prevalence of those experiencing possible COVID-19 or similar flu-like symptoms during the annual cold and flu season, which for COVID-19 remains unknown. Our revenue may also fluctuate from quarter-to-quarter due to a variety of factors, including our ability to successfully expand our commercial sales function to meet anticipated customer demand, the number of businesses and healthcare providers who are aware of and use our test, and the availability of reimbursement.

Cost of Products Sold

Costs of products sold includes cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense.

Much like our revenue, we began to generate cost of products sold in December 2020, after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. Cost of products sold increased $45.2 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase in cost of products sold was due a higher volume in units sold.

We expect that cost of products sold will increase on an absolute basis as the number of COVID-19 test kits we sell increases. On a per unit basis, the cost of our test kit may decrease over time due to anticipated volume discounts on outsourced manufacturing costs, materials and shipping costs, and through other volume efficiencies we may gain as the number of test kits manufactured increases. We may experience fluctuations in our cost of products sold, which similar to net sales volumes, may be impacted by changes in customer and user demand for our test kits based on prevalence and seasonality, which for COVID-19 remains unknown.

Gross Profit

Gross profit increased $40.8 million during the three months ended March 31, 2022 as compared to the same period of 2021, as a result of the increase in net sales of our COVID-19 test kit following the EUA approval received in November 2020 and efficiencies resulting from increased manufacturing output.

We expect our gross profit to be affected by a variety of factors, including sales volume of our test kit, pricing pressures, the success of our cost-reduction strategies, the cost of test kit materials, manufacturing costs, and headcount. We expect our margin to increase to the extent we are successful in our ability to lower the costs associated with the production of our test kits, that includes increasing our production output in a lower cost environment and utilizing high volume manufacturing equipment in much of the production process. If these efforts are successful, we believe we will lower production costs on a per test kit basis and will be able to increase our gross margin. While our gross margin may increase, we also anticipate it will likely fluctuate from quarter to quarter.

Research and Development

Research and development expenses for the three months ended March 31, 2022 increased $5.9 million, or 94%, compared to the same period in 2021. This increase was primarily due to increased expenses related to continued development and clinical activities to support new products and to support manufacturing activities, including the redevelopment of our manufacturing and quality release process in the Dominican Republic. We supported research and development activities such as test kit development, testing, and validation of manufacturing activities related to our COVID-19 test kit through increased personnel-related expenses of $2.1 million, third-party professional services of $1.7 million and supplies and materials of $1.2 million.

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

Selling, general and administrative expenses for the three months ended March 31, 2022, increased $7.8 million, or 128%, as compared to the same period in 2021. This increase was primarily due to commercially launching our COVID-19 test kit and being a public company. We had higher headcount and personnel-related expenses of $3.0 million, professional expenses of $2.0 million to support our commercial activities, sales and marketing expenses of $1.7 million and office related expenses of $1.2 million.

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

Other income (expense), net

Interest income and other income (expense), net

Interest income consists of interest earned on our invested cash balances. We also may earn grant income for performing tasks under certain research and development agreements with governmental agencies, such as the National Institutes of Health, or NIH, in respect of work performed on STI developments. Income derived from reimbursement of direct out-of-pocket expenses, overhead allocations and fringe benefits for research costs associated with government contracts are recorded within other income (expense), net. Other income (expense), net may also include realized gains and losses related to settlement of transactions denominated in foreign currencies.

The components of interest income and other income (expense), net were not significant during both the three months ended March 31, 2022 and 2021.

Interest Expense

Interest expense consists of contractual interest incurred on our bank financing arrangements and the non-cash interest portions associated with the amortization of third-party debt issuance costs and discounts related to loan commitment fees. Such debt issuance costs and discounts are amortized to interest expense under the effective interest method over the term of the loan.

Interest expense for the three months ended March 31, 2022 was $0.5 million and insignificant in the same period of 2021. The increase in interest expense is primarily the result of contractual interest incurred on the $30.0 million term loan under the Loan Agreement in February 2022, which also includes $0.1 million on non-cash interest expense related to the amortization of issuance costs and debt discounts.

We may incur higher contractual interest expense as well as non-cash interest expense in the future if we take additional advances available under the Loan Agreement.

Provision for Income Taxes

The increase in provision for income taxes of $0.3 million for the three months ended March 31, 2022 compared to the same period in 2021 was due to an increase in taxable net income. The effective tax rate for 2022 and 2021 differed from the U.S. federal statutory rate of 21% primarily due to the utilization of net operating losses and state taxes.

Our effective annual tax rate may increase if we generate higher federal and state pretax income or establish nexus in additional states as we continue to expand our operations and sales into markets.

Liquidity and Capital Resources

Based on our current planned operations, we believe that our existing cash, anticipated cash flows from operations, and available cash draws from the Loan Agreement will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

Our primary source of operating cash is cash collected from customers related to sales of our COVID-19 test kit, which we expect will increase as we expand to meet customer demand. We may supplement our cash operating needs by entering into additional loan and other financing arrangements, additional public offerings of our common stock or convertible notes. There can be no assurance that such sources of cash will be readily available during times required to meet our cash operating requirements or at terms favorable to us.

We had incurred net losses since our inception until the three months ended March 31, 2022, in which we had net income of $13.1 million, as compared to a net loss of $13.3 million for the same period of 2021. We began generating product revenues in the fourth quarter of 2020, and we achieved $93.1 million of net sales of our COVID-19 test kits during 2021, followed by $90.5 million of net sales of our COVID-19 test kits during the three months ended March 31, 2022. We may incur additional losses and increased operating expenses in future periods and we may not be able to achieve or sustain a level of revenues sufficient to offset our operating expenses. As of March 31, 2022, we had $120.6 million in cash and an accumulated deficit of $115.5 million.

IPO

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

Loan Agreement

In February 2022, we entered into the Loan Agreement with Hercules and SVB providing for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing. The term loans will mature on February 1, 2026. In connection with the entry into the Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. Subject to certain conditions as required under the Loan Agreement, we may draw upon these term loads to fund our operations as needed to support our planned growth and expansion to support the expected increase in demand for our test kits. See Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash to fund capital expenditures and working capital requirements as we grow our commercial infrastructure. We may continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses, and research and development expenses will continue to increase as we seek additional regulatory approvals and further develop test kits, increase our test kit manufacturing volume, expand our marketing efforts and increase our internal sales force to drive increased adoption of our test kits.

We may also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in corporate facilities and equipment.

Lease Arrangements

In January 2015, we entered into a lease for office, research and development space located in Emeryville, California that expires in March 2022. Pursuant to the same lease agreement, we leased additional square feet of office and development space in Emeryville, California that expires in January 2024. In July 2021, we leased an additional 13,267 square feet of office, research and development space in Emeryville, California that expires in June 2024, and in August 2021, we leased an additional 14,835 square feet of office and laboratory space in San Jose, California which serves as our quality headquarters. Pursuant to the same lease agreement, in December 2021, we leased additional square feet of office and laboratory space in San Jose, California. In March 2022, we leased an 82,000 square foot facility in Vista, California for office, development, research and laboratory space. We took possession of the leased facility effective April 1, 2022 and expect to assume full occupancy by August 2022 after completing tenant improvements. We project that our fixed commitments will include $1.2 million of annual lease payments over the term of this lease.

Supply and Distribution Agreements

Pursuant to the Eiken Agreement we entered into in July 2020, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as royalty payments. In April 2021, we paid the first installment of the world-wide license in the amount of $9 thousand. The second installment for the world-wide license of $9 thousand was paid in July 2021. See Part I, Item 1, “Business–Intellectual Property–License Agreement with Eiken Chemical Co., Ltd.” and Note 5 to our audited financial statements included in Part II, Item 8, of our 2021 Annual Report. On March 8, 2022, we provided notice of termination of the Eiken Agreement. Termination will be effective May 12, 2022. We terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are locations in which we operate. Following termination of the Eiken Agreement, we will not be required to make any future royalty payments under the Eiken Agreement.

In July 2021, we entered into the Distribution Agreement with Switch, as amended in December 2021, under which we appointed Switch as a non-exclusive distributor for our CHECK IT test kit in Canada and agreed to provide more than two million test kits in 2022. Under the Distribution Agreement, Switch is expected to provide us with forecasts of the quantity of test kits that Switch expects to order for each of the coming 12 calendar months through December 2022 and each six-month period following December 2022, each, a Rolling Forecast. For each calendar month in the Rolling Forecast, Switch is expected to purchase at least the quantity of test kits set forth in the Rolling Forecast for such month. See Part I, Item 1, “Business–Intellectual Property–Distribution Agreement with Switch” and Note 2 to our audited financial statements included in Part II, Item 8 of the 2021 Annual Report.

We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.

Non-cancellable purchase commitments

As of March 31, 2022, we had non-cancellable purchase commitments of $92.1 million, consisting primarily of $47.9 million of raw material purchase commitments, and $12.2 million of asset and equipment related to expanding our manufacturing capacity and automation, and $3.9 million related to non-commercial services, and $28.1 million pursuant to the manufacturing services agreement, or Jabil MSA, with Jabil Inc., or Jabil, and technical services agreement with Jabil, or Jabil TSA. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12-months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

We expect that our near and longer-term liquidity requirements will continue to consist of working capital, general corporate expenses and capital expenditures associated with the growth of our business. . Based on our current planned operations, we believe that our existing cash, anticipated cash flows from operations, and available cash draws from the Loan Agreement (see Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report) will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we would use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Ukraine and potential resurgence related to the COVID-19 pandemic and actions taken to slow its spread, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are not able to secure adequate additional funding when needed, we will need to re-evaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, limit, suspend or curtail planned test kit development programs and commercialization efforts, cease operations entirely. Having insufficient funds may also require us to relinquish rights to technology that we would otherwise prefer to develop and market ourselves, or on less favorable terms than we would otherwise choose. The foregoing actions and circumstances could materially adversely impact our business, results of operations and future prospects.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):	$(5,302)	$(22,968)
Operating activities	(8,134)	(5,553)
Investing activities	29,205	160,122
Increase in cash and restricted cash equivalents	$15,769	$131,601

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $5.3 million, consisting primarily of our net income of $13.1 million and adjustments for non-cash charges of $3.4 million offset by changes in our net operating assets and liabilities of $21.8 million. The non-cash charges were primarily driven by $1.9 million in stock-based compensation expense and $1.6 million in depreciation and amortization. The net cash used by changes in our operating assets and liabilities were primarily driven by $22.1 million of inventory purchases, $11.5 million of accounts receivable, $4.6 million of other receivables, partially offset by $17.6 million increases in accounts payable and accrued liabilities. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Net cash used in operating activities for the three months ended March 31, 2021 was $23.0 million, consisting primarily of our net loss of $13.3 million and changes in our net operating assets and liabilities of $10.7 million, partially offset by adjustments for non-cash charges of $1.1 million. The non-cash charges were primarily driven by $0.5 million in stock-based compensation expense, the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes and to a lesser extent by $0.2 million in depreciation and amortization and noncash lease expense. The net cash used by changes in our operating assets and liabilities were primarily driven by $12.6 million of inventory purchases, $5.4 million of prepaid expenses, partially offset by $7.1 million increases in accounts payable and accrued liabilities. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and 2021 was $8.1 million and $5.6 million, respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our test kits.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $29.2 million, consisting primarily of proceeds, net of issuance costs for the Term Loans payable.

Net cash provided by financing activities during the three months ended March 31, 2021 was $160.1 million, consisting primarily of proceeds from the issuance and sale of shares of our common stock as part of our IPO on February 9, 2021.

Recently Issued and Adopted Accounting Standards

See Note 2 to our unaudited condensed financial statements included elsewhere in this Quarterly Report for more information.

Emerging Growth Company Status

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed financial statements may not be comparable to companies who have adopted new or revised accounting pronouncements.

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

We evaluate our estimates and judgments, including those related to revenues, inventory valuation, accrued expenses and stock-based compensation, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis - Critical Accounting Policies and Significant Management Estimates” of our 2021 Annual Report, except for those accounting subjects discussed in Note 2 to the unaudited condensed financial statements titled Recently Adopted Accounting Standards included in this Quarterly Report on Form 10-Q.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report were not effective at the reasonable assurance level, as described below.

However, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness Identified

In connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the lack of sufficiently designed and implemented controls and procedures to ensure the accuracy of costing and valuation of inventory, appropriate classification of write-offs and consistent reconciliation of inventory balances at various locations. This material weakness resulted in post-closing adjusting journal entries to correctly state our inventory balances as of December 31, 2021, as reported in our 2021 Annual Report. Our interim financial statements contained in our prior Quarterly Reports on Form 10-Q during the year ended December 31, 2021, were not affected by these post-closing adjusting journal entries and therefore have not been restated.

As described below, management has begun designing the plan and executing the remediation actions to address the material weaknesses and further actions are ongoing as of March 31, 2022. We have not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weaknesses continue to be present as of March 31, 2022.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no material claims, actions or proceedings pending against us or our assets, the ultimate disposition of which we believe could have an adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Quarterly Report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Quarterly Report.

You should carefully consider the following risk factors, together with all other information in this Quarterly Report, including our condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our 2021 Annual Report.

Risks Related to Our Business and Strategy

We have primarily incurred losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, which could harm our future business prospects. *

We had incurred net losses since our inception. For the three months ended March 31, 2022, we had net income of $13.1 million, our first quarter of net income, compared to a net loss of $13.3 million for the three months ended March 31, 2021. We may incur additional losses and increased operating expenses in future periods, and the net losses that we incur may fluctuate significantly from period to period. As of March 31, 2022, we had an accumulated deficit of $115.5 million. To date, we have financed our operations principally from sales of our COVID-19 test kit, issuance and sale of our common stock through our initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit, combination COVID-19 and influenza test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects. *

Prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit. However, based on our clinical trials of our influenza test kit to date, we adapted our molecular nucleic acid amplification technology to detect whether a person is shedding the SARS-CoV-2 virus that causes COVID-19. We received CE Marks for professional use for both our COVID-19 & Flu and COVID-19 molecular tests, clearing both tests for sale and distribution throughout the European Union. We submitted EUA application for prescription at-home use to the U.S. Food and Drug Administration for our combination COVID-19 & Flu molecular test. The market for COVID-19 diagnostic testing is rapidly developing and changing, which makes it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy.

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

•	the possibility that the FDA or similar foreign agency revokes our existing EUAs or similar foreign authorization for our test kits;
•	our ability to scale manufacturing to quantities sufficient to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;
•	unanticipated manufacturing delays and quality control issues;
•	our ability to control costs, including our operating expenses;
•	the amount and timing of operating expenses, particularly manufacturing expenses, related to the expansion of our business, operations and infrastructure;
•	unanticipated delays in test kit development or test kit launches;
•	positive or negative media coverage, or public, user, healthcare provider and/or physician perception, of our test kits or competing products;
•	lack or perceived lack of sufficient clinical evidence supporting the accuracy or cost-effectiveness of our test kits over existing products;
•	the failure of physicians to prescribe our COVID-19 test kit;
•	the failure of third-party payors to cover or adequately reimburse our COVID-19 test kit for prescription at-home and non-laboratory use;
•	our ability to meet customer and user demand for our test kits;
•	our ability to achieve or maintain a consumer-appropriate retail price;
•	our ability to obtain, maintain and enforce our intellectual property rights; and
•	general economic and political conditions.

Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In addition, the production and widely administered use of efficacious vaccines or treatments for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. Currently there are companies developing vaccines and therapeutic treatments for COVID-19, and in the United States, there are currently three COVID-19 vaccines authorized for emergency use or FDA-approved. Our future success is substantially dependent on the manner in which the market for COVID-19 diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our test kits, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

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

We are allocating the majority of our resources to the development, manufacturing and commercialization of our COVID-19 and combination COVID-19 and influenza test kits for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for influenza.*

We are committing most of our financial and personnel resources to the development, manufacturing and commercialization of our COVID-19 and combination COVID-19 and influenza test kits. For example, on September 10, 2020, we entered into the Jabil MSA to support the commercial manufacturing of our COVID-19 test kit, to date we have received EUAs only for our COVID-19 test kit and in July 2021, we entered into a distribution agreement with Switch. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate or stabilize, which would limit or eliminate demand for our COVID-19 test kit.

Our near-term success is highly dependent on the successful commercialization of our COVID-19 and combination COVID-19 and influenza test kits, and they may not attain or maintain market acceptance or be successfully commercialized in jurisdictions in which such test kits are approved, which could negatively impact our business.*

Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, is highly dependent on the successful and timely regulatory approval from the FDA and commercialization of our COVID-19 test kit. The regulatory and commercial success of our test kits will depend on a number of factors, some of which are outside our control, including the following:

•	whether we are required by the FDA or other similar regulatory authorities to conduct additional clinical trials or to modify the design of our current trials to support the approval of our test kits;
•	achieving and maintaining compliance with all regulatory requirements applicable to our test kits;
•	the acceptance by the medical community and others of the convenience and accuracy of our test kits and the sufficiency of clinical evidence supporting our test kits;
•

the ability of our COVID-19 and combination COVID-19 and influenza test kits to accurately detect different strains of SARS-CoV-2, created by genetic mutation or otherwise, such as the five notable SARS-CoV-2 variants in the U.K., South Africa, India, Japan and Brazil, and two variants in Peru and Columbia; Omicron has been detected in multiple countries;

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

Even though we have received EUAs for our COVID-19 test kit and CE Mark for our combination COVID-19 and influenza test kit, they may not gain broad market acceptance among our customers, including physicians, healthcare payors, users and others in the medical community. The commercial success of our test kits is dependent upon consumers, physicians and healthcare providers adopting our test kit, which will be informed, in part, by the cost, convenience and accuracy of our test kits. The accuracy of our test kits could be impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time.

The Centers for Disease Control and Prevention, or CDC, and the World Health Organization, or WHO, have highlighted two notable SARS-CoV-2 Variants of Concern: Delta (also known as B.1.617.2, all sublineages) first detected in India, and Omicron (also known as B.1.1.529, all BA sublineages including BA.1, BA.1.1, BA.2, BA.3 and XE) first detected in multiple countries. Additionally, five other variants are under continued surveillance as Variants of Interest: Alpha (also known as B.1.1.7, all sublineages) first detected in the United Kingdom, Beta (also known as B.1.351, all sublineages) first detected in South Africa, Gamma (also known as P.1, all sublineages) first detected in Japan/Brazil, Lambda (also known as C.37, all sublineages) first detected in Peru, Mu (also known as B.1.621, all sublineages) first detected in Colombia. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these variants are reactive to our COVID-19 test kit. Our assay targets two non-overlapping regions of the N gene. Hence the detection region is unaffected by the mutations in the spike protein of SARS-CoV-2 in the variant strains.

Moreover, our COVID-19 test kit is authorized under an EUA from the FDA for the detection of the novel coronavirus SARS-CoV-2 that causes COVID-19, regardless of the virus variant. The FDA may require us to conduct additional clinical trials or seek a new or amended EUA and our COVID-19 test kit may not be successful in detecting future variant strains, which could significantly impact the accuracy and usefulness of our test kit and materially harm our business and prospects. Similarly, our authorization from Health Canada, PSAR approval by Singapore’s Health Sciences Authority, approval from the Taiwan Ministry of Health and Welfare for emergency use, and approved registration from Israel may also require additional clinical trials in the future similar to that of the FDA. In addition, the risk of false negative results may increase when testing patients with genetic variants of SARS-CoV-2, including the five notable SARS-CoV-2 variants.

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

Our commercial success, including acceptance and use of our COVID-19 and combination COVID-19 and influenza test kit, will depend upon a number of factors, some of which are beyond our control, including:

•	the timely receipt of additional marketing authorizations and approvals from the FDA and other similar regulatory authorities;
•	perceptions by the public and members of the medical community, including physicians, as to its convenience, accuracy and the sufficiency of clinical evidence supporting its performance;
•	demand from the public and members of the medical community for our test kits and adoption of our test kit;
•	the availability, perceived advantages, relative cost, relative convenience and relative accuracy of our test kits compared to those of our competitors;
•	positive or negative media coverage of our test kits or competing products, as to its cost, convenience, accuracy and the sufficiency of clinical evidence supporting its performance;
•	the effectiveness of our marketing and sales efforts, including our ability to have a sufficient number of talented sales representatives to sell our test kits;
•	unanticipated delays in manufacturing, test kit development or test kit launch;
•	our ability to raise additional capital on acceptable terms, or at all, if needed to support the commercialization of our test kits;
•	our ability to achieve and maintain compliance with all regulatory requirements applicable to our test kits;
•	our ability to obtain, maintain and enforce our intellectual property rights;
•	our ability to maintain a continued supply of test kit materials that meets our quality control requirements;
•

the ability of Jabil and other third parties with whom we may contract to manufacture our test kits to manufacture and supply sufficient quantities of our test kits to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements;

•	limitation on use or warnings required by the FDA in our COVID-19 test kit labeling; and
•	availability of, or changes in, coverage or reimbursement rates for our COVID-19 test kit from government or other commercial or healthcare payors.

Our future success also depends upon consumers having an experience with our test kits that meets their expectations in order to increase demand for our test kits as a result of positive feedback and word-of-mouth. Consumers may be dissatisfied if their expectations of the diagnostic test and results are not met. Consumers may also be dissatisfied if they experience adverse events, such as device malfunctions, inaccurate readouts or significantly delayed responses or recalls. If our test kits do not meet the expectations of consumers, or if consumers experience adverse events, it could discourage consumers from repurchasing our test kits or referring our test kits to others. Further, dissatisfied consumers may express negative opinions through social media. Any failure to meet consumer expectations and any resulting negative publicity could harm our reputation and future sales.

Our near-term revenue will be primarily generated from sales of our COVID-19 test kit and our COVID-19 and influenza combo test kit, and we are highly dependent on these test kits for our success.

We expect that sales of our COVID-19 test kit and our COVID-19 and influenza combo test kit will account for the substantial majority of our revenue for the foreseeable future. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of our COVID-19 test kit and our COVID-19 and influenza test kit by consumers. We may not be able to successfully negotiate additional customer contracts in a timely manner, on terms favorable to us or at all. If we are unable to execute additional contracts and expand our customer base, we will not be able to increase our revenue which will have a material adverse impact on our business and results of operation. This risk is particularly exacerbated given our very early stage of commercial operations and limited experience with selling and commercializing our products and negotiating contracts with potential customers. We may not be successful in expanding our customer base significantly, or at all. Adoption and use of our COVID-19 test kit and our COVID-19 and influenza test kit will depend on several factors, including, but not limited to the accuracy, affordability, reliability and ease of use of our test kit as compared to existing products, and coverage and reimbursement policies with respect to our COVID-19 test kit and products that compete with our COVID-19 test kit and our COVID-19 and influenza combo test kit. Our COVID-19 test kit and our COVID-19 and influenza combo test kit may not gain market acceptance, and any failure to do so would harm our business and results of operations.

Because we expect virtually all of our revenue for the foreseeable future to be generated from sales of our COVID-19 test kit and our COVID-19 and influenza combo test kit, the failure of our COVID-19 test kit and our COVID-19 and influenza combo test kit to garner market acceptance would substantially harm our business and would adversely affect our revenue. If our COVID-19 test kit and our COVID-19 and influenza combo test kit are not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable. Any failure of our COVID-19 test kit and our COVID-19 and influenza combo test kit to be successfully commercialized may have a material adverse effect on our business, operating results, financial condition and cash flows, and could result in a substantial decline in the price of our common stock.

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

We have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance. If we do not successfully manage the manufacturing and distribution of our COVID-19 and combination COVID-19 and influenza test kits and development and launch of any future test kits, our financial results could be adversely affected.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Commencing with our fiscal year ended December 31, 2021, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. This requires that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we have never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

We rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 and combination COVID-19 and influenza test kits and on Switch as a significant customer. Any termination or loss of significant rights under the Jabil MSA or Switch Distribution Agreement would harm our commercialization of our COVID-19 and combination COVID-19 and influenza test kits. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our test kits or fail to do so at acceptable quality levels or prices.

We rely substantially and intend to continue to rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our test kits.

Pursuant to the Jabil MSA, Jabil has agreed to manufacture, test and pack our COVID-19 and combination COVID-19 and influenza test kits in accordance with our specifications and applicable forecasts and purchase orders. We are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil of historical aggregate end customer demand at the finished product level, which will be used to constitute written purchase orders. After the initial term of three years, the Jabil MSA renews automatically for consecutive one-year terms, subject to written notice of the intention not to renew from either party, given at least 180 days prior to the expiration of the then-current yearly term. The parties may terminate the Jabil MSA at any time upon mutual written consent, and either party may terminate the Jabil MSA upon 180 days prior written notice. Either party may also terminate the Jabil MSA upon a material breach by the other party that is not cured within 30 days after receiving written notice of the breach, or upon a bankruptcy of the other party.

Any termination or loss of rights under the Jabil MSA would harm our ability to commercialize, sell and distribute our test kits, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Jabil MSA, we believe it would be difficult for us to find an alternative manufacturer. In addition, to the extent Jabil or the alternative manufacturer has not secured applicable regulatory approvals, we would have to expend significant resources to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay test kit production and sales. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. In addition, we have in the past and may in the future experience manufacturing delays as a result of disputes with Jabil or otherwise; the supply of our test kits could be harmed as a result.

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

Manufacturers of medical devices encounter difficulties in production, particularly in scaling up and validating initial production. These problems include difficulties with production costs and yields, quality control, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We are currently working with Jabil to increase manufacturing production and capacity at its facility located in the Dominican Republic. We have closed our manufacturing facility in Michigan and are in the process of transferring the manufacturing equipment to another facility; however, we may not be able to execute such a plan, and such a plan may not proceed as expected. In order to achieve our near-term and long-term operational and financial plans, we need to substantially increase the manufacturing capacity to which we have access, and there is no assurance that we would be able to do so in a timely manner, or at all. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable to fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations. Any issues relating to the manufacture of our test kits, including with respect to scaling up and validating initial production, may occur in the future. These risks could be exacerbated by Jabil’s limited experience with our test kits and related manufacturing processes.

In addition, quarantines, shelter-in-place and similar government orders related to COVID-19 or other infectious diseases, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, could impact personnel at Jabil’s facilities upon which we rely. Further, Jabil may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If Jabil were to encounter any of these difficulties, or otherwise fail to comply with its contractual obligations, our ability to commercialize our test kits would be jeopardized.

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

In diagnostic testing, we anticipate facing competition from companies that have or are developing molecular tests (including centralized laboratory, POC and OTC tests) as well as antigen and antibody tests. We plan to continue to compete with testing solutions provided by centralized labs for COVID-19 and influenza. Large lab companies like Quest Diagnostics, Inc. and Laboratory Corporation of America have also expanded beyond centralized laboratory testing into home sample collection. We also will face competition from POC testing solutions, whether for influenza, COVID-19 or in combination. In the at-home setting, we will face continued competition from COVID-19 antigen tests because they are rapid and are already in use across the United States and internationally. We are not yet aware of any at-home influenza test, or combination COVID-19 and influenza test, whether molecular or antigen. However, we believe such tests are under development. Finally, we face competition from companies focused on developing and commercializing molecular testing in the home. These companies include Cue Health, Inc. and Detect, Inc., which have both received EUA for molecular COVID-19 testing (POC and at-home). We face potential competition from many other sources, including academic institutions, public and private research institutions and governmental agencies.

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

We expect competition to continue to increase as other established and emerging companies enter the market, as customer requirements evolve, and as new products, services and technologies are introduced. For example, Abbott introduced a mobile phone application to allow people to display the results of their COVID-19 test obtained through a healthcare provider when entering facilities requiring proof of testing. Moreover, the entrance of new competitors is being encouraged by governmental authorities, which are offering significant funding to support development of testing solutions for COVID-19. Some of our existing or new competitors may have strong relationships with current and potential customers, including governmental authorities, and, as a result, may be able to respond more quickly to new or changing regulatory requirements, new or emerging technologies, and changes in customer and user requirements. Our test kits may not compete favorably, and we may not be successful in the face of increasing competition from new products and technologies introduced by our existing competitors or new companies entering our markets. Any failure to compete effectively could harm our business, financial condition and operating results.

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

Even if our test kits receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, customers and others in the medical community. The commercial success of our test kits will depend significantly on sufficient coverage and reimbursement by third-party payors, the broad adoption and use of our test kits by physicians and, for OTC use, ultimate users, for authorized or approved indications. We are aware that other companies are seeking to develop alternative diagnostic products for COVID-19 and influenza, any of which could impact the demand for our COVID-19 test kit, combination COVID-19 and influenza test kit and our influenza test kit, respectively.

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

In addition, our test kits utilize our combination of LAMP and proprietary colorimetric detection chemistry. Physicians and customers may prefer to use diagnostic tests with alternative technologies, such as PCR, or even antigen or antibody diagnostic tests. If our test kits fail to achieve the broad degree of physician and customer adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

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

We may be unable to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for our test kits.*

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

On April 4, 2022, the Biden administration announced that all Medicare Part B beneficiaries, including those enrolled in a Medicare Advantage plan, will have access to FDA approved, authorized, or cleared over-the-counter COVID-19 tests at no cost during the COVID-19 public health emergency. Medicare Part A beneficiaries are not included in this initiative. Third-party payors may require additional clinical or other data in order to cover our test kit in certain settings.

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

Conversely, if we underestimate customer and user demand for our test kits, our manufacturing partner, Jabil, may not be able to deliver test kits that meet our requirements. Demand has exceeded supply for our COVID-19 test kits, and late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA CHECK IT test kit as we prioritized distribution to our partnerships, which could result in damage to our reputation and customer relationships. We reactivated online ordering again via our website in October 2021. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations. We rely substantially on Jabil to manufacture our test kits initially at manufacturing facilities located in Michigan and in the Dominican Republic, however we have closed our manufacturing facility in Michigan and are in the process of transferring the manufacturing equipment to another facility. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations.

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

We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.*

As of March 31, 2022, we had 165 full-time employees and 148 contractors . As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.*

Based on our current planned operations, we believe that our existing cash, anticipated cash flows from operations, and available cash draws from the Loan Agreement will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of failure to secure additional regulatory approvals for our test kits, lower than anticipated or non-existent demand or reimbursement levels for our test kits, or otherwise, we may seek to issue equity or convertible debt securities, enter into a credit facility or another form of third-party funding, seek other debt financing or enter into collaborations or licensing arrangements.

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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and actions taken to slow its spread, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our COVID-19 test kit, combination COVID-19 and influenza test kit, influenza test kit, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness to the Lenders may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to the Lenders are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, the Lenders could foreclose on our assets.

In February 2022, we entered into the Loan Agreement providing for term loans in an aggregate amount of up to $80.0 million available in four tranches, or the Term Loans, with the Lenders. The Term Loans will mature on February 1, 2026. As of March 31, 2022, we had $30.0 million outstanding under the Loan Agreement and $50.0 million of principal commitment available for withdrawal through March 15, 2024, subject to the satisfaction of certain conditions required under the Loan Agreement.

All obligations under the Term Loans are secured by a first priority lien on substantially all of our assets, excluding intellectual property assets. We have agreed with the Lenders not to encumber our intellectual property assets or enter into any other agreements not to encumber our intellectual property assets with other third parties, with some limited exceptions set forth in the Loan Agreement. Notwithstanding the foregoing, our intellectual property shall automatically be included within the assets securing the Term Loans to the extent necessary to permit perfection of the Lender’s security interests for rights to payment and proceeds from the sale, licensing or disposition of our intellectual property, or the Rights to Payment, if a judicial authority holds that a security interest in the Rights to Payment requires a security interest in the underlying intellectual property. As a result, if we default on any of our obligations under the Loan Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition, and results of operations and could require us to reduce or cease operations.

In order to service this indebtedness and any additional indebtedness we may incur in the future, we need to generate cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory, and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry, and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Loan Agreement contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. The Loan Agreement also contains certain covenants that limit our ability to obtain additional debt financing, including incurring debt from third parties not permitted under the Loan Agreement, declaring or paying cash dividends, or incurring liens or encumbrances on our property. While we have not previously breached and are currently in compliance with the covenants contained in the Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. In addition, if an event of default occurs under the Loan Agreement, the Lenders may, among other things, accelerate the Term Loans or do any acts it considers necessary or reasonable to protect its security interest in the collateral under the Term Loans. Events of default include the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise). The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

For a more detailed description of the terms of the Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement” and Note 10 to our unaudited condensed financial statements, each included elsewhere in this Quarterly Report.

The sizes of the markets for our test kits may be smaller than we estimate.

Our estimates of the annual addressable markets for our COVID-19 test kit, combination COVID-19 and influenza test kit  and our influenza test kits are based on a number of internal and third-party estimates. For example, our estimates for the COVID-19 diagnostic testing market include, but are not limited to, estimates relating to the number of times per week healthcare workers would be tested, the time period for which tests may be required, administered or sought, as well as the assumed rate at which such test kit will be reimbursed, or the assumed prices at which we can sell our COVID-19 test kit for. In addition, our estimates for the influenza diagnostic testing market are based on a derivative of the CDC’s estimate of symptomatic influenza cases for prior influenza seasons. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our test kits, the price at which we can sell test kits or the annual addressable market for our test kits is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

We rely substantially on Jabil to manufacture our COVID-19 and combination COVID-19 and influenza test kits initially at manufacturing facilities located in in the Dominican Republic. Over time and as automation efforts improve, we and Jabil may relocate manufacturing to one more additional facilities, which may include additional facilities located outside of the United States. Should Jabil’s current or future manufacturing facilities be significantly damaged or destroyed by natural or man-made disasters, such as earthquakes, fires or other events, or should events such as political unrest unfold, it could take months to relocate or rebuild, during which time our manufacturing would cease or be delayed and our test kits may be unavailable. Additionally, our third-party manufacturer’s ability to manufacture our test kits has been and could be disrupted by pandemics including the COVID-19 pandemic. COVID-19 or other business disruptions could impact us or our third-party manufacturer in the future, which could seriously harm our revenue and financial condition and increase our costs and expenses. Moreover, the use of a new facility or new manufacturing, quality control, or environmental control equipment or systems generally requires FDA review and approval. Because of the time required to authorize manufacturing in a new facility under FDA and non-U.S. regulatory requirements, we may not be able to resume production on a timely basis even if we are able to replace production capacity in the event we lose manufacturing capacity. The inability to perform our manufacturing activities, combined with our limited inventory of materials and components and manufactured products, may cause us to be unable to meet customer demand, physicians and other users to discontinue using our test kits, or harm our reputation, and we may be unable to reestablish relationships with such customers and users in the future. Consequently, a catastrophic event or business interruption at Jabil’s current or future manufacturing facilities could harm our business, financial condition and results of operations.

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

Unfavorable global economic conditions could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. Recent events, like the COVID-19 pandemic, Russia’s military intervention in Ukraine, or the global sanctions imposed by countries against Russia that followed, could result in a severe or prolonged economic downturn and pose a variety of risks to our business, including significant volatility in the price and availability of certain commodities and energy resources, political and social instability, changes in consumer or purchaser preferences, an increase in cyberattacks and espionage, our inability to purchase necessary raw materials or other supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

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

Our ability to use our net operating losses, or NOLs, and certain tax credits to offset future taxable income may be subject to certain limitations.*

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

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, federal NOLs incurred in taxable years beginning after December 31, 2017 and in future taxable years may be carried forward indefinitely. There is variation in how states will respond to the Tax Act and CARES Act. In addition, for state income tax purposes, there may be periods during which the use of NOLs is suspended or otherwise limited, such as recent California legislation limiting the usability of NOLs for tax years beginning in 2020 and before 2022. As mandated by the Tax Act, the research and experimentation expenditures incurred in the current years are required to be capitalized and amortized starting in 2022. The capitalization of research and experimentation expenditures may result in additional cash taxes.

Separately, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We determined that an ownership change occurred on October 9, 2015, but that all federal NOL carryforwards can be utilized prior to the expiration. As of August 7, 2020, we experienced an ownership change, which resulted in limitations in our ability to utilize federal research and development credits of $1.5 million and state NOLs of $23.9 million. In addition, we may in the future experience ownership changes, as a result of other changes in our stock ownership (some of which are not in our control). For these reasons, our ability to utilize our NOL carryforwards and other tax attributes to reduce future tax liabilities may be limited.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and their covered subcontractors that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Healthcare reform initiatives and other administrative and legislative proposals may harm our business, financial condition, results of operations and cash flows in our key markets. *

There have been and continue to be proposals by the federal government, state governments, regulators and third-party payors to control or manage the increased costs of healthcare and, more generally, to reform the U.S. healthcare system. Certain of these proposals could limit the prices we are able to charge for our test kits or the coverage and reimbursement available for our test kits and could limit the acceptance and availability of our test kits. The adoption of proposals to control costs could harm our business, financial condition and results of operations.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Various new healthcare reform proposals are emerging at the federal and state level, and additional legislative measures to address the COVID-19 pandemic are expected. For example, beginning January 15, 2022, pursuant to guidance issued by the Biden administration, health plans are required to provide coverage for at-home COVID-19 testing during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. In addition, on April 4, 2022, the Biden administration announced that all Medicare Part B beneficiaries, including those enrolled in a Medicare Advantage plan, will have access to FDA approved, authorized, or cleared over-the-counter COVID-19 tests at no cost during the COVID-19 public health emergency. Medicare Part A beneficiaries are not included in this initiative. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.

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

Patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after its effective filing date and the natural expiration of a design patent is generally 14 years after its issue date, unless the filing date occurred on or after May 13, 2015, in which case the natural expiration of a design patent is generally 15 years after its issue date. However, the actual protection afforded by a patent varies from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our current and any future test kits and services, we may be open to competition, which may harm our business prospects. Further, if we encounter delays in our development efforts, the period of time during which we could market our current and any future test kits and services under patent protection would be reduced and, given the amount of time required for the development, testing and regulatory review of planned or future test kits, patents protecting our current and any future test kits might expire before or shortly after such test kits are commercialized. For information regarding the expiration dates of patents in our patent portfolio, see Part I, Item 1 “Business—Intellectual Property” in our 2021 Annual Report. As our patents expire, the scope of our patent protection will be reduced, which may reduce or eliminate any competitive advantage afforded by our patent portfolio. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing test kits similar or identical to ours.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.*

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. For example, from February 8, 2021 to May 11, 2022, our stock price ranged from a high of $37.00 to a low of $2.50. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors including:

•	the receipt of additional or amended EUAs from the FDA for our COVID-19 test kit and the timing thereof;
•	our ability to obtain and maintain regulatory approvals for our test kits;
•	changes in laws or regulations applicable to our test kits;
•	adverse developments concerning Jabil, Switch, or any of our third-party collaborators and suppliers, including our sole-source suppliers;
•	our inability to obtain adequate product supply for any approved test kit or inability to do so at acceptable prices;
•	our ability to reliably manufacture and distribute our test kits;
•	the degree and rate of physician and market adoption of any of our test kits, and initially our COVID-19 test kit;
•	announcements by us or our competitors of significant business developments, diagnostic technologies, acquisitions, or new offerings;
•	our ability to withdraw additional funds, or to repay amounts outstanding, under the Loan Agreement;
•	negative publicity associated with issues related to our test kits;
•	changes in the anticipated future size and growth rate of the COVID-19 and influenza diagnostic testing markets as a result of widely administered use of efficacious vaccines or other treatments;
•	the development of new vaccines and treatments for COVID-19 or the announcement of impending approval of such new vaccines or treatments;
•	the loss or termination of any rights under the Jabil MSA or Switch Distribution Agreement;
•	our inability to establish collaborations, if needed;
•	future sales of our common stock or other securities, by us or our stockholders;
•	changes in senior management or key personnel;
•	the trading volume of our common stock;
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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, pursuant to the Loan Agreement, we are prohibited from declaring or paying cash dividends, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our condensed financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the revenue accounting standard, Accounting Standards Codification, or ASC, Topic 606, management makes judgments and assumptions based on our interpretation of the new standard. The revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
4.1	Form of common stock certificate.	S-1/A	333-252164	4.1	February 1, 2021
4.2 ¥	Amended and Restated Investor Rights Agreement, dated August 7, 2020, by and among Lucira Health, Inc. and the investors listed on Schedule A thereto.	S-1	333-252164	4.2	January 15, 2021
4.3	Warrant to Purchase Stock, dated February 4, 2022, by and between the Registrant and Silicon Valley Bank.	10-K	001-39976	4.4	March 31, 2022
4.4	Warrant Agreement, dated February 4, 2022, by and between the Registrant and Hercules Capital, Inc.	10-K	001-39976	4.5	March 31, 2022
10.1 ¥	Loan and Security Agreement, dated February 4, 2022, by and between the Registrant, Hercules Capital, Inc. and Silicon Valley Bank.	10-K	001-39976	10.25	March 31, 2022
10.2*	First Amendment to Loan and Security Agreement, dated March 2, 2022, by and between the Registrant, Hercules Capital Inc. and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________________

*Filed herewith.

¥	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

LUCIRA HEALTH, INC.

Date: May 13, 2022	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Daniel George
Daniel George Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)