Form 10-Q
period 2022-06-30
Lucira Health, Inc.
filed 2022-08-15
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 08, 2022, the number of shares of registrant’s common stock, par value $0.001 per share, outstanding was 40,106,495.

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
•
the performance of, and our reliance on, third parties in connection with the commercialization of our test kits, including Jabil Inc., or Jabil, and our single-source suppliers
•
our ability to accurately forecast, and Jabil’s ability to manufacture, appropriate quantities of our COVID-19 and influenza test kits to meet commercial demand;
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

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully under Part I, Item 1A, “Risk Factors” in this Quarterly Report. These risks include, but are not limited to, the following:

•
We have incurred losses since our inception and we anticipate that we may incur additional losses in future periods, and the net losses that we incur may fluctuate significantly from period to period, which could harm our future business prospects.
•
We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.
•
We focused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects.
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
•
We rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 test kit and combination COVID-19 and influenza test kits. Any termination or loss of significant rights under the Manufacturing Services Agreement, dated September 10, 2020, or the Jabil MSA, with Jabil would harm our commercialization of our COVID-19 and combination COVID-19 and influenza test kits. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our COVID-19 test kits or fail to do so at acceptable quality levels or prices.
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
•
If our test kits fail to achieve the degree of adoption by physicians and licensed healthcare providers, businesses, customers, consumers and international markets necessary for commercial success, our operating results and financial condition will be adversely affected, which may limit our ability to generate revenue and continue our business.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUCIRA HEALTH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$74,957	$105,982
Accounts receivable, net	8,723	27,245
Inventory	119,576	50,776
Other receivable	7,247	8,188
Prepaid expenses	4,449	10,274
Other current assets	5,573	3,817
Total current assets	220,525	206,282
Property and equipment, net	46,782	30,974
Operating lease right-of-use assets	18,726	2,714
Restricted cash equivalents	1,943	—
Other assets	1,060	384
Total assets	$289,036	$240,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,584	$19,371
Accrued liabilities	31,160	29,162
Operating lease liabilities, current	2,185	1,609
Customer deposits	—	189
Total current liabilities	57,929	50,331
Term loan payable, net	29,213	—
Operating lease liabilities, net of current portion	16,827	1,220
Total liabilities	103,969	51,551

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock $0.001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 40,081,464 and 39,663,645 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	322,167	317,304
Accumulated deficit	(137,140)	(128,541)
Total stockholders’ equity	185,067	188,803
Total liabilities and stockholders’ equity	$289,036	$240,354

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$26,146	$12,439	$116,620	$16,955
Cost of products sold	18,154	12,505	68,712	17,873
Gross profit (loss)	7,992	(66)	47,908	(918)
Operating expenses:
Research and development	10,753	10,117	22,948	16,399
Selling, general and administrative	18,628	6,100	32,537	12,200
Total operating expenses	29,381	16,217	55,485	28,599
Loss from operations	(21,389)	(16,283)	(7,577)	(29,517)
Other income (expense), net:
Interest income and other (expense), net	281	83	343	1
Interest expense, net	(826)	—	(1,363)	—
Total other income (expense), net	(545)	83	(1,020)	1
Loss before provision for income taxes	(21,934)	(16,200)	(8,597)	(29,516)
(Benefit from) provision for income taxes	(257)	—	2	—
Net loss	$(21,677)	$(16,200)	$(8,599)	$(29,516)
Net loss per share of common stock,
Basic and diluted	$(0.54)	$(0.42)	$(0.22)	$(0.96)
Weighted-average number of shares used in net loss per share of common stock,
Basic and diluted	39,928,451	38,483,766	39,839,834	30,688,349

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2022	—	$—	39,850,088	$40	$320,055	$(115,463)	$204,632
Issuance of common stock upon exercise of stock options	—	—	15,314	—	29	—	29
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—
Issuance of common stock for settlement of restricted stock units	—	—	216,062	—	—	—	—
Stock-based compensation	—	—	—	—	2,083	—	2,083
Net loss	—	—	—	—	—	(21,677)	(21,677)
Balance as of June 30, 2022	—	$—	40,081,464	$40	$322,167	$(137,140)	$185,067

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2021	—	$—	38,550,148	$39	$307,903	$(77,030)	$230,912
Conversion of redeemable convertible preferred shares into common stock	—	—	—	—		—	—
Conversion of convertible notes into common stock	—	—	—	—		—	—
Issuance of common stock upon IPO, net of issuance costs	—	—	—	—		—	—
Issuance of common stock upon exercise of stock options	—	—	134,398	—	143	—	143
Stock-based compensation	—	—	—	—	945	—	945
Net loss	—	—	—	—	—	(16,200)	(16,200)
Balance as of June 30, 2021	—	$—	38,684,546	$39	$308,991	$(93,230)	$215,800

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	39,663,645	$40	$317,304	$(128,541)	$188,803
Issuance of common stock warrants in connection with the term loans	—	—	—	—	494	—	494
Issuance of common stock upon exercise of stock options	—	—	60,494	—	121	—	121
Issuance of common stock under employee stock purchase plan	—	—	77,811	—	300	—	300
Issuance of common stock for settlement of restricted stock units	—	—	279,514	—	—	—	—
Stock-based compensation	—	—	—	—	3,948	—	3,948
Net loss	—	—	—	—	—	(8,599)	(8,599)
Balance as of June 30, 2022	—	$—	40,081,464	$40	$322,167	$(137,140)	$185,067

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	$3	$1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred shares into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	—	121,080
Conversion of convertible notes into common stock	—	—	1,470,947	2	24,980	—	24,982
Issuance of common stock upon IPO, net of issuance costs	—	—	10,350,000	10	159,889	—	159,899
Issuance of common stock upon exercise of stock options	—	—	172,158	—	190	—	190
Stock-based compensation	—	—	—	—	1,473	—	1,473
Net loss	—	—	—	—	—	(29,516)	(29,516)
Balance as of June 30, 2021	—	$—	38,684,546	$39	$308,991	$(93,230)	$215,800

The accompanying notes are an integral part of these condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,599)	$(29,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,424	1,473
Allowance for doubtful accounts	(55)	259
Depreciation and amortization	3,275	882
Accretion and amortization of term loans discount	308	—
Remeasurement of derivative liabilities and convertible notes	—	281
Noncash interest expense	—	3
Noncash lease expense	171	(11)
Changes in assets and liabilities:
Inventory	(68,276)	(31,317)
Accounts receivable	18,577	(3,358)
Other receivable	941	91
Prepaid expenses and other current assets	5,825	(8,767)
Other assets	(1,863)	3,129
Accounts payable	362	2,678
Customer deposits	(189)	2,916
Accrued liabilities	2,027	13,635
Net cash used in operating activities	(44,072)	(47,622)
Cash flows from investing activities:
Acquisition of property and equipment	(14,227)	(8,977)
Net cash used in investing activities	(14,227)	(8,977)
Cash flows from financing activities:
Proceeds for issuance of term loans, net of discount	29,570	—
Third-party issuance costs related to term loans	(740)	—
Proceeds from issuance of common stock on IPO, net of issuance costs	—	159,899
Proceeds from exercise of stock options	87	150
Proceeds from the issuance of common stock under employee stock purchase plan	300	—
Net cash provided by financing activities	29,217	160,049
Net increase (decrease) in cash and restricted cash equivalents	(29,082)	103,450
Cash, cash equivalents and restricted cash equivalents, beginning of period	105,982	60,550
Cash, cash equivalents and restricted cash equivalents, end of period	$76,900	$164,000
Reconciliation to amounts on the condensed balance sheets:
Cash and cash equivalents	$74,957	$161,662
Restricted cash equivalents	1,943	2,338
Total cash, cash equivalents and restricted cash equivalents	$76,900	$164,000
Supplemental disclosures of cash flow information
Cash paid for taxes	$16	$2
Cash paid for interest, net of amounts capitalized	$771	$—
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$4,856	$650
Acquisition of right-of-use asset through operating lease obligation	$16,460	$—
Issuance of warrants in connection with term loans	$494	$—
Vesting of early exercise options	$34	$40
Stock-based compensation expense capitalized to inventory	$913	$260
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$—	$24,982
Conversion of convertible redeemable preferred shares into common stock on IPO	$—	$121,080

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

On November 17, 2020, the Company received an Emergency Use Authorization (“EUA”) from the Food and Drug Administration (“FDA”) for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the point-of-care (“POC”), with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. People who are suspected of COVID-19 are those who are either symptomatic or are thought to have been exposed to COVID-19. On April 9, 2021, the Company received its first FDA EUA authorization for over-the-counter (“OTC”) non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection). On May 6, 2022, the Company received the Conformité Européenne Mark (“CE Mark”) for professional use for both its COVID-19 and combination COVID-19 influenza test kits, clearing them for sale and distribution in the European Union. On May 11, 2022, the Company submitted its request for EUA authorization from the FDA for prescription at-home use of its combination COVID-19 and influenza test, for those individuals with suspected COVID-19 or influenza. This request for EUA authorization from the FDA was revised and resubmitted to the FDA to include over-the-counter use of its combination test kit, in addition to authorization for prescription at-home use. On May 31, 2022, Health Canada approved our request to extend our current 12-month shelf life to 18 months for our COVID-19 test kit. On June 8, 2022, the Company received approval for full exemption by the New Zealand Ministry of Health for its LUCIRA CHECK IT COVID-19 Test Kit and its LUCIRA COVID-19 All-In-One Test Kit for self-test. On June 10, 2022, the Company submitted a revised EUA application to the FDA. On June 14, 2022, the Company received registration approval in the United Kingdom from the Medical and Healthcare Products Regulatory Agency for both its COVID-19 and combination test kit in the United Kingdom and New Zealand. On July 8, 2022, the Company submitted its de novo application to the FDA or its COVID-19 test kit.

Liquidity and Going Concern

Net loss for the six months ended June 30, 2022 was $8.6 million, comprised of net income for the three months ended March 31, 2022 of $13.1 million and net loss of $21.7 million for the three months ended June 30, 2022. Prior to the three months ended March 31, 2022, since its inception, the Company has incurred recurring losses and negative cash flows from operating activities. The Company may continue to incur additional losses in future periods and the net losses that the Company incurs may fluctuate significantly from period to period due to the seasonality of its product portfolio. As of June 30, 2022, the Company had $75.0 million in cash and cash equivalents and an accumulated deficit of $137.1 million. The Company generated net sales of $26.1 million and $116.6 million in the three and six months ended June 30, 2022, respectively. On February 4, 2022, the Company closed a debt financing of up to $80.0 million. The first tranche of $30.0 million was funded upon close. See Note 10. Term Loans.

The Company believes that cash and cash equivalents as of June 30, 2022, anticipated cash flows from operations, and available cash advances under the Term Loans, contingent upon the Company's achievement of certain revenue milestones as defined in the Loan Agreement (see Note 10. Term Loans) will be sufficient to fund its planned operations, including servicing the Term Loans, operating lease payments, and capital expenditures, for a period of at least 12 months from the date of the issuance of the accompanying condensed financial statements.

The ability to continue as a going concern is dependent upon the Company generating revenue and profit in the future and/or upon obtaining necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company may raise additional capital through the issuance of equity securities, debt securities, or other sources of capital in order to further implement its business plan. However, if other financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of new test kits, or curtail current operations and business plans.

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

The accompanying condensed balance sheet as of June 30, 2022, the condensed statements of operations for the three and six months ended June 30, 2022 and 2021, the statements of redeemable convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations and cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes as of June 30, 2022 and 2021 and for the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These condensed financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of June 30, 2022 and December 31, 2021, the Company held cash and cash equivalents of $75.0 million and $106.0 million, respectively, primarily consisting of short-term, highly liquid instruments, which consists of money market accounts and high-quality debt securities issued by the U.S. government via cash sweep accounts. All cash and cash equivalents are maintained with major financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

As of June 30, 2022, the Company held a restricted cash equivalents balance of $1.9 million which was used to secure standby letters of credit in relation to the Company’s operating lease agreement entered into in March 2022 for a facility in Vista, California, and the lease agreement entered into in June 2022 for a facility in Berkeley, California. The cash was deposited in a money market account with maturities of three months or less, with automatic renewal. The standby letters of credit are subject to annual automatic renewal over the term of the associated lease. The restricted cash equivalents are recorded as a long-term asset on the condensed balance sheets as of June 30, 2022, due to the long-term nature of the underlying obligation.

Fair Value Measurements

The carrying value of the Company’s cash, cash equivalents, restricted cash equivalents, accounts receivable, other receivable, prepaid expenses, other current assets, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The Company has not elected to apply fair value accounting related to its Term Loans.

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

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Inventory held as of June 30, 2022 is in the form of raw materials, work in process and finished goods.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established.

Warranty

The Company offers a standard product warranty that its products will perform as intended upon the date of original delivery for a reasonable period of time, which typically coincides with product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, service delivery costs incurred in correcting product failures, and warranty policies. The Company regularly reviews these estimates to assess the appropriateness of the Company’s recorded warranty liabilities and adjust the amounts as necessary. As of June 30, 2022 and December 31, 2021, the accrued liability for warranty returns was not significant.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the related lease.

Construction in progress consists of multiple projects, primarily related to new equipment to expand our manufacturing capability as our product demand grows. Construction in progress includes the cost of construction and other direct costs attributable to the construction, along with capitalized interest. Interest related to construction of assets is capitalized when the financial statement effect of capitalization is material, construction of the asset has begun, and interest is being incurred. Interest capitalization ends at the earlier of the asset being substantially complete and ready for its intended use or when interest costs are no longer being incurred.

Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the condensed balance sheets and any resulting gain or loss is reflected in other income or expense in the condensed statements of operations in the period realized.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed balance sheets. The Company did not have any finance leases as of June 30, 2022 and December 31, 2021.

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

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to long-lived assets when management determines that the remaining carrying value will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of assets may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value, with the difference recorded as an impairment charge. Assets are evaluated for impairment on an individual basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates assets for impairment by assessing if long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life as its primary indicator of potential impairment. The fair value of assets is determined as the present value of the estimated future cash flows, adjusted as necessary for market participant factors. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. For the six months ended June 30, 2022 and 2021, the Company determined that there were no impairments of its long-lived assets.

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

As described in Note 10. Term Loans, the Company entered into a term loan credit facility with Silicon Valley Bank. (“SVB”) and Hercules Capital, Inc. (“Hercules”) during the six months ended June 30, 2022. Costs incurred to issue debt are deferred and recorded as a reduction of the debt balance in the accompanying condensed balance sheets. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction of the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

In connection with the Company's initial public offering (“IPO”) on February 9, 2021, all outstanding shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

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

Under ASC 606, the Company will recognize revenue for arrangements once the performance obligations are satisfied and control of the product has transferred to the customer. This usually occurs upon shipment to the customer, unless terms of contractual arrangements with customers state otherwise, in which case the control is transferred upon completion of delivery and/or customer acceptance of products depending on obligations written in the contract.

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

Collection of the Company’s net revenue generally occurs within 30-45 days of billing. Contracts do not contain significant financing components based on the typical period of time between delivery of products and collection of consideration. Collections of revenue from customers in the Company’s e-commerce channel generally occurs instantaneously or within a few days as customers pay using credit cards. Some customers, particularly in certain countries outside of the United States, pay in advance of product delivery. In those instances, payment and revenue recognition typically occur in the same month, and if they do not, revenue would not be recognized.

Costs to obtain or fulfill a contract are currently expensed when incurred because the Company’s performance obligation is satisfied at a point in time. These costs are recorded as cost of products sold in the condensed statements of operations.

The Company invoices its customers upon shipment of product and records its sales upon shipment in accordance with its standard terms and conditions, unless underlying customer contracts specify otherwise. In those instances, the Company records revenue upon delivery to customers or upon customer acceptance of products when control of products is transferred to customers.

When necessary, the Company invoices and collects sales tax from its customers for sales of products. The Company has elected to exclude sales tax from the measurement of the transaction price.

Shipping and Handling Costs

Shipping and handling costs are included in cost of products sold.

Research and Development

Costs associated with research and development activities are expensed as incurred and include, but are not limited to, personnel-related expenses including stock-based compensation expense, materials, laboratory supplies, consulting costs, costs associated with setting up and conducting clinical studies and allocated overhead including rent and utilities.

The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated value of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the condensed balance sheets and within research and development expenses in the condensed statements of operations. The Company records accrued expenses for these costs based on factors such as estimates of the work completed or supplies received and in accordance with agreements established with these vendors. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.

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

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were $0.8 million and $0.9 million for the three and six months ended June 30, 2022, respectively, compared to $0.9 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and are included in selling, general and administrative expenses in the accompanying condensed statements of operations.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of a number of complex assumptions including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends, and expected term of the option.

The Company determines the expected stock volatility using a weighted-average of the historical volatility of a group of guideline companies that issued options over a similar time period, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method for awards that qualify as “plain-vanilla” options. The expected term was estimated using the simplified method for employee stock options since the Company does not have adequate historical exercise data to estimate the expected term. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Provision for Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date.

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this ASU beginning January 1, 2023. The Company is evaluating the potential impact of this standard on its financial statements, but does not expect the adoption to have a material impact on the Company's financial statements.

Note 3. Net Sales

All of the Company’s net sales have been derived from sales of its test kits through its healthcare, business-to-business, international and direct-to-consumer channels. Since receiving the initial EUA in the fourth quarter of 2020, the Company marketed its test products to physicians and licensed healthcare providers through its healthcare channel in the United States. On April 9, 2021, the Company received its first FDA EUA authorization for OTC non-prescription use and expanded its marketing to include domestic testing providers, distributors, businesses within its business-to-business channel, and direct-to-consumer through its partnerships with e-commerce sales and distribution platforms.

The following table sets forth the Company’s net sales by channel:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Healthcare	$1,587	$235	$8,458	$2,622
Business-to-business	10,791	5,324	55,544	6,668
International	1,520	2,166	25,166	2,166
Direct-to-consumer	12,248	4,714	27,452	5,499
Net sales	$26,146	$12,439	$116,620	$16,955

The following table sets forth the Company’s net sales by geographic area based on the customers’ locations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$24,626	$10,273	$91,454	$14,789
Canada	605	—	23,924	—
Rest of World	915	2,166	1,242	2,166
Net sales	$26,146	$12,439	$116,620	$16,955

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

As of June 30, 2022, the following customers had outstanding accounts receivable due of 10% or greater of the Company’s total accounts receivable.

	June 30, 2022	December 31, 2021
Customer A	68%	19%
Customer B	—%	12%
Customer E	—%	18%

For the three and six months ended June 30, 2022 and 2021, the following customers represented 10% or more of the Company’s net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	—%	—%	14%	—%
Customer B	—%	—%	—%	14%
Customer C	—%	14%	—%	10%
Customer D	—%	10%	—%	—%

As of June 30, 2022, the Company had non-cancellable purchase commitments of $57.7 million, consisting primarily of $27.3 million of raw material purchase commitments, $9.4 million related to asset and equipment related to expanding the Company’s manufacturing capacity and automation, $6.7 million related to non-commercial services, $14.4 million pursuant to the manufacturing services agreement (the “Jabil MSA”), with Jabil Inc. (“Jabil”), and technical services agreement with Jabil (the “Jabil TSA”). Under the Jabil MSA, the Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12 months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast.

Note 5. Fair Value Measurements

The Company’s cash equivalents and restricted cash equivalents are measured at fair value on recurring basis and is classified as Level 1 input. Cash equivalents and restricted cash equivalents are a money market account that the Company opened in August 2020. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy.

	Fair Value Measurements as of
	June 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$74,375	$—	$—
Restricted cash equivalents	1,943	—	—
Total	$76,318	$—	$—

The Company did not have any financial instruments measured at fair value on a recurring basis as of June 30, 2022.

The change in the fair value of the derivative liabilities and convertible notes accounted for at fair value is summarized below.

June 30, 2021
Fair value at beginning of the period	$24,694
Initial fair value of instruments issued	—
Change in fair value of instruments and accrued interest, net	288
Extinguishment of instruments held at fair value	(24,982)
Fair value at end of the period	$—

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

The convertible notes were measured at fair value upon extinguishment on February 9, 2021 in connection with the Company’s IPO.

Note 6. Inventory

Inventory consist of the following:

	June 30, 2022	December 31, 2021
Raw materials	$65,672	$35,923
Work in process	40,450	10,539
Finished goods	13,454	4,314
Total	$119,576	$50,776

Inventory as of June 30, 2022, and December 31, 2021 included $2.5 million and $0, respectively, of raw materials purchases for use in the pre-launch manufacturing campaign of its combination COVID-19 and influenza test kits. Stock-based compensation of $0.9 million and $0.3 million was capitalized into inventory for the six months ended June 30, 2022 and 2021, respectively. Capitalized stock-based compensation is recognized in cost of product sales when the related product is sold.

Note 7. Property and Equipment, Net

	June 30,	December 31,
	2022	2021
Construction in progress	$20,804	$3,466
Machinery and equipment	30,295	29,333
Website development costs	1,211	1,110
Furniture and fixtures	328	200
Leasehold improvements	2,256	1,702
Total, at cost	54,894	35,811
Accumulated depreciation and amortization	(8,112)	(4,837)
Property and equipment, net	$46,782	$30,974

Depreciation and amortization expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2022, respectively, compared to $0.7 million and $0.9 million for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, the Company deployed $0.7 million of assets into production from construction-in-progress, with the major portion of the remaining balance expected to be placed in service in the first half of 2023. Construction-in-progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment as the Company grows its manufacturing capacity and invests in semi-automation and automation. Construction-in-progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

The following table sets forth the Company’s long-lived assets, including right-of-use assets by geographic area:

	June 30,	December 31,
	2022	2021
United States	$42,606	$16,730
Dominican Republic	20,489	15,753
All other countries	2,413	1,205
Total long-lived assets	$65,508	$33,688

Substantially all of the Company's long-lived assets at locations outside of the United States, includes production related equipment located at certain vendor facilities.

Note 8. Other Financial Information

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist primarily of amounts due to the Company related to product sales. It is the practice of the Company to provide for uncollectible accounts in the period the accounts are determined to be uncollectible.

The following table summarizes the activity in the allowance for doubtful accounts:

	June 30, 2022	December 31, 2021
Beginning balance	$99	$—
Amounts charged to costs and expenses (recoveries)	(148)	358
Write-offs	104	(259)
Ending balance	$55	$99

Other Receivables

	June 30, 2022	December 31, 2021
Other receivable	$7,247	$8,188

The other receivable balance as of June 30, 2022 and December 31, 2021 represents amounts due from Jabil, the manufacturer of the Company’s test kits in connection with procurement of component parts.

Prepaid Expenses

The following table summarizes the components of prepaid expenses:

	June 30, 2022	December 31, 2021
Prepaid expenses	$1,250	$307
Prepaid insurance	2,791	588
Prepaid inventory	408	9,379
Total	$4,449	$10,274

As of June 30, 2022 and December 31, 2021, prepaid inventory includes $0.4 million and $9.4 million, respectively, of advanced payments related to procurement of inventories of components to be used in assembling test kits.

Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Professional fees	$1,955	$612
Accrued manufacturing and inventory purchases	14,756	17,200
Canada importation taxes	2,717	1,551
Payroll liabilities	5,426	4,466
Royalty liabilities	339	1,662
Accrued sales tax	1,787	2,215
Early exercise liability	155	189
Accrued interest	247	—
Insurance premium liability	1,744	—
Other	2,034	1,267
Total	$31,160	$29,162

Note 9. Leases

The Company has operating leases for corporate offices, operations and research and development facilities. These leases have remaining lease terms of 1 to 10 years. The lease of operations and research and development facilities includes costs for utilities and common area maintenance which are not included in the calculation of lease payments.

On March 15, 2022, the Company executed a lease for an 82,000 square foot facility in Vista, California. The term of the lease is 126 months with options to extend five years and includes lease incentives of an initial rent-free period. The Company is obligated to make monthly rent payments of approximately $1.3 million per year over the term of the lease. The Company took possession of the facility on April 1, 2022 to begin tenant improvements and expects completion and assumption of full occupancy by the end of June 2023. Under the terms of the operating lease, the Company has been provided tenant improvement allowances of up to $0.8 million. In conjunction with and under the terms of the operating lease agreement, the Company entered into a $1.2 million Standby Letter of Credit as guarantee of the Company’s payment of the tenant improvements and on-going rent payments over the term of the lease. The Company has accounted for the lease as an operating lease as of April 1, 2022, the commencement date under ASC Topic 842, Leases, and has recorded a right-of use asset in the amount of $8.1 million, representing the Company’s right to use the underlying asset over the lease term and an offsetting lease liability of the same amount, representing the Company’s obligation to make lease payments arising from the lease.

On June 15, 2022, the Company executed a lease for a 20,400 square foot facility in Berkeley, California. The term of the lease is 99 months with an option to extend 84 months and includes lease incentives of an initial rent-free period. The Company took possession of the facility on June 15, 2022 to begin tenant improvements and expects completion and assumption of full occupancy by March 2023. Under the terms of the operating lease, the Company has been provided tenant improvement allowances of up to $4.1 million. In conjunction with and under the terms of the operating lease agreement, the Company entered into a $0.7 million Standby Letter of Credit as guarantee of the Company’s payment of the tenant improvements and on-going rent payments over the term of the lease. The average annual rent over the term of the lease is approximately $1.8 million per year. The Company has accounted for the lease as an operating lease as of June 15, 2022, the commencement date under ASC Topic 842, Leases, and has recorded a right-of use asset in the amount of $8.6 million, representing the Company’s right to use the underlying asset over the lease term and an offsetting lease liability, representing the Company’s obligation to make lease payments arising from the lease.

Leases with an initial term of 12 months or less or those with an estimated lease liability less than a specified amount, are not recorded on the condensed balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s condensed balance sheets as of June 30, 2022 and December 31, 2021. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of June 30, 2022, are as follows:

Operating
Leases
Year ending December 31:
2022	$944
2023	2,991
2024	2,922
2025	2,899
2026	2,994
Thereafter	17,010
Total	29,760
Less: imputed interest	(10,748)
Present value of operating lease liabilities	19,012
Less: current portion	(2,185)
Operating lease liabilities, net of current portion	$16,827

The Company made operating lease payments of $1.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively, which are included as cash flow from operating activities on the condensed statements of cash flows.

Additional information related to the Company’s leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$872	$109	$1,324	$218
Short-term lease cost	$320	$312	$323	$627

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.95	1.82
Weighted-average discount rate	9.36%	7.15%

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

Note 10. Term Loans

On February 4, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules in its capacity as administrative agent and collateral agent, and Hercules and SVB as lenders. The Loan Agreement was subsequently amended on March 17, 2022 and June 15, 2022 (the "Amended Loan Agreement").

The Amended Loan Agreement provides for up to $80.0 million in borrowing capacity (the “Term Loans”) available in four tranches. The first tranche consists of a Term Loan in an aggregate principal amount of $30.0 million, all of which was funded to the Company on the closing date. The Company intends to use the proceeds of the Term Loans for working capital and general corporate purposes.

The second tranche, not to exceed $20.0 million, is available for draw at the Company’s option beginning September 1, 2022, and on or prior to March 31, 2023, subject to the terms of the Amended Loan Agreement and the tranche two draw test, defined as the achievement by the Company of net product revenue of at least $75.0 million, measured on a trailing six-month basis as of the Company’s most recent financial statements provided to the lenders. Loan advances under tranche two will be made in increments of $5.0 million. The third tranche of up to $15.0 million will be available for draw on or prior to June 15, 2023, subject to the terms of the Amended Loan Agreement and the tranche three draw test, defined as the achievement by the Company of net product revenue of at least $250.0 million, measured on a trailing twelve-month basis as of the Company’s most recent financial statements provided to the lenders. Loan advances under the third tranche will be made in increments of $5.0 million. The fourth tranche of up to $15.0 million will be available for draw on or prior to March 15, 2024, subject to the terms and conditions of the Amended Loan Agreement and approval by the investment committees of each of the lenders.

The Term Loans will mature on February 1, 2026 and bear interest at an annual rate the greater of 5.50% plus the prime rate (as reported in the Wall Street Journal) and 8.75%. As of June 30, 2022, the interest rate was 10.25%. For the three and six months ended June 30, 2022, the Company recorded $0.9 million and $1.4 million, respectively, of interest expense related to the Term Loans, which included $0.2 million and $0.3 million, respectively, of non-cash interest related to the amortization of the loan discount. The Term Loans are interest only, paid monthly, up to September 1, 2024, after which the interest-only period may be extended, provided there has been no event of default or a continuing event of default and the Company has submitted sufficient evidence, satisfactory to the lenders, that the Company has achieved the tranche three draw test. After the interest only period, monthly principal and interest payments are required over the remaining term of the loans to the maturity date. The Company may prepay all or a portion of the outstanding term loan advances including principal and accrued and unpaid interest, subject to a prepayment fee of 3% of the principal advance being prepaid if within 12 months of the initial advance closing date, 2% if within 24 months of the advance closing date and 1% if within 36 months of the advance closing date. An end of term charge of 5.25% of the Term Loans advanced will be due upon prepayment or repayment.

The Amended Loan Agreement contains customary events of default, representations and warranties and covenants, including financial covenants requiring the Company to maintain certain minimum cash and revenue levels upon the occurrence of specified events. As of June 30, 2022, the Company was in compliance with the financial covenants of the Amended Loan Agreement. Lenders have participation and notice rights in an amount up to $5.0 million for the future sale and issuance of the Company’s capital stock that is broadly marketed to multiple investors.

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

In connection with entering into the Loan Agreement, the Company issued warrants to Hercules (the “Hercules Warrant”) and to SVB (the “SVB Warrant” and together with the Hercules Warrant, the “Warrants”). The number of shares of the Company’s common stock subject to the Hercules Warrant is equal to the quotient derived by dividing the amount equal to 1.00% times the aggregate principal amount of term loan advances made and funded under the Loan Agreement by the exercise price of $5.03 per share. The number of shares of the Company’s common stock subject to the SVB Warrant is equal to 1.00% multiplied by the aggregate amount of the term loan advances made and funded under the Loan Agreement divided by the $5.03 per share. In conjunction with the first tranche advance of $30.0 million, SVB and Hercules each hold Warrants to purchase 59,642 shares of the Company’s common stock. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the condensed balance sheets and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Warrants at issuance, which resulted in a discount on the Term Loan, and allocated the proceeds from the loan proportionately to the Term Loan and to the Warrants, of which $0.5 million was allocated to the Warrants.

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

The effective interest rate on the Term Loans, including the discount and the accretion of the final end of term payment, was 12.51% as of June 30, 2022.

Balance sheet information related to the Term Loans is as follows:

June 30, 2022
Tranche 1 of Term Loans (1)	$31,575
Less: Unamortized debt discount and issuance costs	(2,362)
Carrying value of Term Loans, non-current	$29,213

(1) Balance includes $1.6 million final end of term fee, which represents 5.25% of the principal loan advance.

The Company has not elected to apply fair value accounting to the Term Loans as the Company believes the carrying value of the Term Loans approximates fair value based on the variable coupon rate, subject to adjustments to the prime rate as published by the Wall Street Journal. The Term Loans are considered a Level 2 in the fair value measurement hierarchy.

Interest expense, net of amounts capitalized is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual coupon	$716	$—	$1,127	$—
Amortization of debt discount and issuance costs	191	—	308	—
Total interest expense on the Term Loan	907	—	1,435	—
Other interest expense	28	—	37	—
Capitalized interest	(109)	—	(109)	—
Interest expense, net	$826	$—	$1,363	$—

The Annual principal payments on the Term Loans are as follows:

Year ending December 31,
2022	$—
2023	—
2024	7,059
2025	21,176
2026	3,340
Total principal payments	$31,575

Note 11. Convertible Notes Payable

IPO and Conversion of Convertible Notes Payable

On February 9, 2021, upon the closing of the Company’s IPO, certain then-outstanding convertible notes payable and accrued interest automatically converted into shares of common stock at a conversion price equal to 80% of the IPO price per share, which resulted in the issuance of 1,470,947 shares of common stock.

Note 12. Capital Stock

Preferred Stock

Under its amended and restated certificate of incorporation, the Company’s Board of directors (the “Board”) may, without further action by the Company’s stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 10,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock were issued or outstanding as of June 30, 2022.

Common Stock

Under its amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock, having a par value per share of $0.001.

Common stockholders are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. Under the Loan Agreement, as amended, the Company is precluded from the payment of dividends. The holder of each share of common stock is entitled to one vote.

The Company had shares of common stock reserved for future issuance upon the exercise or conversion of the following:

	June 30,	December 31,
	2022	2021
Common stock option grants issued and outstanding under 2014 Equity Incentive Plan	3,112,459	3,245,250
Common stock reserved for issuance under the 2022 Inducement Plan	3,479,175	—
Common stock reserved for issuance under the 2021 Equity Incentive Plan	3,025,323	1,578,216
Common stock option grants issued and outstanding under the 2021 Equity Incentive Plan	836,112	467,024
Restricted common stock units issued and outstanding	3,368,100	3,387,505
Warrants to purchase common stock	119,284	—
Common stock reserved for issuance under Employee Stock Purchase Plan	1,029,014	710,189
Total common shares reserved for future issuance	14,969,467	9,388,184

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

In April 2022, the Board approved the 2022 Inducement Plan, (the “Inducement Plan”) a non-stockholder approved stock plan, in order to award stock options, restricted stock units and other awards as allowed under the Inducement Plan as an inducement to potential new employees and directors of the Company. Under the Inducement Plan, 3,500,000 shares were approved and available for future issuance. As of June 30, 2022, 20,825 awards had been granted or were outstanding.

The stock-based compensation expense for the Company’s equity incentive plans was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of products sold	$134	$208	$390	$260
Research and development	586	291	1,097	421
Selling, general and administrative	1,016	446	1,937	792
Total	$1,736	$945	$3,424	$1,473

Stock-based compensation expense excludes amounts capitalized to inventory. During the three and six months ended June 30, 2022, the Company capitalized stock-based compensation expense of $0.5 million and $0.9 million to inventory, respectively, and during the three and six months ended June 30, 2021, the Company capitalized $0.2 million and $0.3 million of stock-based compensation expense to inventory, respectively.

Total stock-based compensation expense by type of award was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$386	$528	$725	$964
Restricted stock units	1,620	334	3,057	$375
Employee Stock Purchase Plan	77	83	166	$134
Total	$2,083	$945	$3,948	$1,473

Total compensation costs as of June 30, 2022 related to non-vested awards to be recognized in future periods was $23.9 million and is expected to be recognized over the weighted-average period of 2.9 years.

Stock Options

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,712,274	$3.30	8.1	$23,150
Granted	416,213	$1.85	—	—
Exercised	(60,494)	$1.42	—	—
Cancelled	(119,422)	$7.39	—	—
Balance as of June 30, 2022	3,948,571	$3.05	7.2	$1,542
Options vested and expected to vest as of June 30, 2022	3,948,571	$3.05	7.2	$1,542
Options vested and exercisable as of June 30, 2022	1,928,654	$2.40	6.8	$1,132

Total options vested during the six months ended June 30, 2022 was 578,211, with an aggregate fair value of $1.2 million. The aggregate intrinsic value of options exercised was $0.3 million for the six months ended June 30, 2022. Total compensation costs as of June 30, 2022 related to option awards to be recognized in future periods was $3.3 million and is expected to be recognized over the weighted average period of 2.0 years.

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2022 and 2021 was $1.25 and $7.52 per share, respectively, as calculated using the Black-Scholes option-pricing model with the following assumptions on a weighted-average basis:

	Six Months Ended June 30,
	2022	2021
Fair value of common stock	$1.85	$17.00
Expected term (in years)	5.5	6.0
Risk-free interest rate	3.0%	0.6%
Dividend yield	—	—
Volatility	79.5%	46.9%

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

The Company had the following activity for RSUs for the six months ended June 30, 2022:

	Underlying Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,387,505	$7.57
Granted	574,414	$3.94
Vested	(279,514)	$6.59
Canceled or forfeited	(314,305)	$7.84
Balance as of June 30, 2022	3,368,100	$7.00

Total compensation costs as of June 30, 2022 related to RSUs to be recognized in future periods was $20.6 million and is expected to be recognized over the weighted average period of 3.5 years.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan (the “ESPP), provides eligible employees with an opportunity to purchase common stock from the Company at a discount through accumulated payroll deductions. Under the ESPP, the Board may specify offerings but generally provides for a duration of six months, currently for which each six-month offering periods are February and August. In February 2021, the Company’s employees enrolled in the offering period (the “first offering”) to purchase a variable number of shares of its common stock under the ESPP at the purchase date.

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

In January 2022, the number of shares available for issuance under the ESPP was automatically increased by 396,636 shares. As of June 30, 2022, the Company had 1,029,014 shares available for issuance under the ESPP. Pursuant to the ESPP, the Company issued 77,811 shares of common stock at a weighted average price per share of $3.86 during the six months ended June 30, 2022. Cash received from purchases under the ESPP for the six months ended June 30, 2022 was $0.3 million.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Fair value of common stock	$4.54	$17.00
Expected term (in years)	0.5	0.5
Risk-free interest rate	0.1%	0.6%
Dividend yield	—	—
Volatility	90.5%	46.9%

Note 14. (Benefit from) Provision for Income Taxes

The Company recorded a benefit from income taxes of $0.3 million and provision for income taxes of $2.0 thousand for the three and six months ended June 30, 2022, respectively, which primarily consisted of state taxes. For the three and six months ended June 30, 2021, the Company’s provision for income taxes primarily consisted of state franchise taxes and were insignificant. Income taxes were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The Company believes it is more likely than not that its federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of its U.S. net deferred tax assets as of June 30, 2022. The Company will continue to maintain a full valuation allowance against its net federal and state deferred tax assets until there is sufficient evidence to support recoverability of its deferred tax assets.

As of June 30, 2022, the Company had total uncertain tax benefits of $1.1 million related to R&D credits, which is recorded as a reduction of the deferred tax assets related credit carryforwards. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expenses and selling, general and administrative expense, respectively, in its condensed statements of operations. No interest or penalty have been recorded related to the uncertain tax positions.

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

Note 15. Net Loss Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of options and restricted stock units outstanding under the Company’s stock option plan, as well as warrants outstanding to purchase shares of the Company's common stock. In each of the periods of the three and six months ended June 30, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders, basic and diluted	$(21,677)	$(16,200)	$(8,599)	$(29,516)
Denominator
Weighted-average number of shares of common stock outstanding:
Basic and diluted	39,928,451	38,483,766	39,839,834	30,688,349
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.54)	$(0.42)	$(0.22)	$(0.96)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of June 30,
	2022	2021
Warrants to purchase common stock	119,284	-
Options to purchase common stock	3,948,571	5,107,453
Unvested restricted stock units	3,368,100	1,097,935
Total	7,435,955	6,205,388

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

The Company is obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, that will be recorded as a cost of product sold. Royalty expense for the three and six months ended June 30, 2022 was $1.9 million and $4.4 million, respectively, and for the three and six months ended June 30, 2021 was $0.4 million and $0.5 million, respectively.

On March 8, 2022, the Company provided notice of termination of the Eiken Agreement, which became effective May 12, 2022. The Company terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are locations in which the Company operates. As a result of the termination, the Company is no longer required to make any future royalty payments under the Eiken Agreement.

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

As of June 30, 2022, the Company had $14.4 million of non-cancellable purchase commitments pursuant to the manufacturing services agreement with Jabil Inc., and technical services agreement with Jabil.

Other Commitments

As of June 30, 2022, the Company had non-cancellable purchase commitments of $43.3 million, consisting primarily of $27.3 million of raw material purchase commitments, and $9.4 million asset and equipment related to expanding its manufacturing capacity and automation, and $6.7 million related to non-commercial services.

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

Note 17. Related Parties

The Company incurred less than $0.1 million in expenses with individuals related to a former executive officer or its Board of Directors during both the three and six months ended June 30, 2022 and 2021, respectively. Additionally, the Company recorded revenues of $0.0 million and less than $0.1 million from individuals or companies related to an executive officer or its Board during the three and six months ended June 30, 2022 and 2021, respectively.

Note 18. Subsequent Events

In July 2022, the Company received from Health Canada its first regulatory approval for marketing its combination COVID-19 and influenza test kit, following which, the Company received its first order of the combination test kit in Canada. Additionally, in July 2022, the FDA approved the Company's request to extend the current 12-month shelf life to 18-months for its COVID-19 test kit.

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

When used in this Quarterly Report, all references to "Lucira," the "company," "we," "our" and "us" refer to Lucira Health, Inc.

Overview

We are a medical technology company on a mission to bring central laboratory quality testing for infectious diseases into the home and point of care settings. We aim to have disposable, single use test kit platform replace central lab testing for accurately diagnosing infectious diseases leading to faster treatment and better disease control outcomes. We believe that society benefits from real-time and accurate disease detection in order to deploy time-sensitive therapeutic treatments for the individual and reduce spread of infection in the community. Currently, the United States relies on centralized lab testing for accurate disease detection. We believe testing labs are too geographically centralized, rely too heavily on instrumented equipment, and are expensive and difficult to access. With our polymerase chain reaction, or PCR-quality technology, we offer decentralized and accessible single-use testing for infectious diseases. Our test kits are coupled with our digital platform, LUCI PASS, which is designed to securely deliver a clinically relevant test result to users at home, healthcare providers, and to required public health authorities. We plan on developing and commercializing lab quality single-use test kits for several infectious diseases and have started by commercializing our PCR-quality COVID-19 test kits.

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

With our platform, we are reimagining current infectious disease testing through innovative test kits that are designed to deliver on-the-spot testing with PCR-quality in a single-use, portable, and easy-to-use format. Our platform is designed to produce assays that combine the accuracy and reliability of PCR tests and the accessibility and ease of use of antigen tests. Our molecular test kits are designed to be diagnostically definitive, unlike the antigen tests on the market today. Importantly, our tests also provide a platform for both symptomatic and asymptomatic individuals to easily check their COVID-19 and influenza infection status in 30 minutes or less, thus providing a testing solution that can be utilized at high scale as we begin navigating a new normal living with COVID-19 as an endemic disease, which also may be confused with influenza.

While people have tested to prevent spread of infection through isolation and hoped for recovery, we believe that moving forward, people will seek PCR-quality at-home tests to treat infection as quickly as possible. Many consumers have been introduced to home self-testing and self-collection. They have also learned that going to an office or lab is not necessary to get a diagnosis. We believe this new “test to treat” paradigm, supported by a telehealth digitally-enabled platform, will become increasingly important as COVID-19 becomes endemic. This is because new therapies for COVID-19 infection are now available contingent upon accurate and early testing. We believe our test kits can play an important role in facilitating a “test to treat” paradigm because our tests are PCR-quality and therefore able to detect infection early, which can lead to early therapy and potentially better outcomes. This is because PCR lab testing is understood to detect viral genetic material at the earliest stages of infection because it amplifies trace amounts of virus DNA. Rapid antigen tests are understood to be less sensitive because antigen tests do not amplify the virus. A person must have first produced enough antigens in their body to return a positive result, which could be up to seven days into their infectious stage and mostly past the time for an anti-viral to be effective. We believe this leads to potential delays in detection and a potential loss of trust in rapid antigen test results.

Our first commercially available PCR-quality diagnostic test was the LUCIRA COVID-19 All-In-One Test Kit, which received EUA from the FDA for prescription use in at-home and point-of-care, or POC, settings. Our COVID-19 test kit was the first at-home self-test to receive FDA EUA authorization, and remains the only FDA EUA authorized single-use molecular test for at-home use. On April 9, 2021, we received our first FDA EUA authorization for over the counter, or OTC, non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged 2-13 (with parent collection) and launched LUCI PASS, our digital platform designed to securely record and share verified test results via text messaging. The LUCIRA CHECK IT COVID-19 Test Kit utilizes identical components to the LUCIRA COVID-19 All-In-One Test Kit and both are referred to as test kits or COVID-19 test kits. We have since received authorization from Health Canada, PSAR approval by Singapore’s Health Sciences Authority, approval from the Taiwan Ministry of Health and Welfare for emergency use, and approved registration from Israel for our COVID-19 test kit. In the second quarter of 2022, we obtained regulatory approvals for our COVID-19 test kits in Israel, Hong Kong, New Zealand, Qatar, United Arab Emirates and the United Kingdom and submissions to the United Kingdom and Australia to further extend access to international markets. In May 2022, we submitted our request for EUA authorization from FDA for prescription use. In May 2022, Health Canada approved our request to extend our current 12-month shelf life to 18 months for our COVID-19 test kit. Also in May 2022, both our COVID-19 and combination COVID-19 and influenza test kits received CE Mark for professional use, clearing them for sale and distribution in the European Union. In July 2022, we received from Health Canada our first regulatory approval for the marketing of our combination COVID-19 and influenza test kit, followed by the receipt of our first order in Canada. Additionally, in July 2022, the FDA approved our request to extend our current 12-month shelf life to 18 months for our COVID-19 test kit. In July 2022, we submitted our de novo application to the FDA for our COVID-19 test kit.

Our PCR-quality platform is designed with a flexible assay architecture in which we can largely leverage existing components to accelerate the development of new test kits for additional indications, including other infectious diseases such as sexually transmitted infections, or STIs, and other respiratory infections.

Since inception through June 30, 2022, we generated $210.0 million of net revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock issuances. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

On February 4, 2022, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules and Silicon Valley Bank, or SVB. The Loan Agreement was subsequently amended on March 17, 2022 and June 15, 2022 (the “Amended Loan Agreement”). The Amended Loan Agreement provides for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing (the “Term Loans”). The Term Loans will mature on February 1, 2026. In connection with the entry into the Amended Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. For a more detailed description of the Amended Loan Agreement and warrants, see Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Prior to the three months ended March 31, 2022, we have historically incurred substantial net losses. For the six months ended June 30, 2022 and 2021 we had net loss of $8.6 million and $29.5 million, respectively. As we continue to develop and commercialize our test kits, we may incur additional losses and increases in expenses in future periods. As of June 30, 2022, we had an accumulated deficit of $137.1 million.

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

In 2020, we entered into several license and manufacturing and services agreements, and in 2021, we entered into several distribution agreements. For a more detailed description of our license and manufacturing, services and distributions agreements, see Part I, Item 1, “Business— Intellectual Property— License Agreement with Eiken Chemical Co., Ltd.,” and “Business—Manufacturing and Supply,” in our 2021 Annual Report and Note 2 and Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Factors Affecting Our Business

We believe the following significant factors affect our business:

•
Approval and Market Adoption of Our Test Kits. Our commercial success, including acceptance and use of our test kits, will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory approvals for additional indications of our test kit and new products and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our test kits and rate of adoption of our test kits. The commercial success of our test kits will be dependent upon sales to physicians and licensed healthcare providers, businesses customers, consumers and international markets. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.
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
•
Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In the United States, there are currently three COVID-19 vaccines authorized for emergency use or FDA-approved. Although breakthrough cases occur with highly transmissible COVID-19 variants, the widely administered use of efficacious vaccines or new Factors affecting therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. However, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing. We believe this is largely due to the COVID-19 pandemic resulting in hyper-sensitivity to symptoms, breakthrough cases and broader awareness of the disease. Our future success with our COVID-19 test kit is substantially dependent on the manner in which the market for COVID-19 diagnostics develops and grows.
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

Operations

Results of Operations

The following tables sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended June 30,
	2022	2021	Change
Net sales	$26,146	$12,439	$13,707	110%
Cost of products sold	18,154	12,505	5,649	45%
Gross profit (loss)	7,992	(66)
Operating expenses:
Research and development	10,753	10,117	636	6%
Selling, general and administrative	18,628	6,100	12,528	205%
Total operating expenses	29,381	16,217
Loss from operations	(21,389)	(16,283)
Other income (expense), net:
Interest and other income, net	281	83	198	239%
Interest expense, net	(826)	—	(826)	100%
Total other income (expense), net	(545)	83
Loss before benefit from income taxes	(21,934)	(16,200)	(5,734)	35%
Benefit from income taxes	(257)	—
Net loss	$(21,677)	$(16,200)

	Six Months Ended June 30,
	2022	2021	Change
Net sales	$116,620	$16,955	$99,665	588%
Cost of products sold	68,712	17,873	50,839	284%
Gross profit (loss)	47,908	(918)
Operating expenses:
Research and development	22,948	16,399	6,549	40%
Selling, general and administrative	32,537	12,200	20,337	167%
Total operating expenses	55,485	28,599
Loss from operations	(7,577)	(29,517)
Other income (expense), net:
Interest and other income, net	343	1	342	34,200%
Interest expense, net	(1,363)	—	(1,363)	100%
Total other income (expense), net	(1,020)	1
Loss before provision for income taxes	(8,597)	(29,516)	20,919	(71%)
Provision for income taxes	2	—
Net loss	$(8,599)	$(29,516)

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

The increases in revenue for the three and six months ended June 30, 2022, were primarily due to increased volume in units sold driven primarily by increased manufacturing output as demand continued to be strong.

We experienced fluctuations in net sales as a result of changes in customer and user demand for our test kits based on prevalence of those experiencing possible COVID-19 or similar flu-like symptoms during the annual cold and flu season, which for COVID-19 remains unknown. Our revenue also fluctuated from quarter-to-quarter due to a variety of factors, including our ability to successfully expand our commercial sales function to meet anticipated customer demand, the number of businesses and healthcare providers who are aware of and use our test, the availability of reimbursement, and seasonality with our COVID-19 respiratory product.

Cost of Products Sold

Costs of products sold includes cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, and depreciation expense.

Much like our revenue, we began to generate cost of products sold in December 2020, after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. Cost of products sold increased $5.6 million and $50.8 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods in 2021. The increases in cost of products sold was due a higher volume in units sold.

We expect that cost of products sold will increase on an absolute basis as the number of COVID-19 test kits and combination COVID-19 and influenza test kits we sell increases. On a per unit basis, the cost of our test kit may decrease over time due to anticipated volume discounts on outsourced manufacturing costs, materials and shipping costs, and through other volume efficiencies we may gain as the number of test kits manufactured increases. We may experience fluctuations in our cost of products sold, which similar to net sales volumes, may be impacted by changes in customer and user demand for our test kits based on prevalence and seasonality, which for COVID-19 remains unknown.

Gross Profit

Gross profit increased $8.1 million and $48.8 million during the three and six months ended June 30, 2022, respectively, as compared to the corresponding periods of 2021, as a result of the increases in net sales of our COVID-19 test kit following the EUA approval received in November 2020 and efficiencies resulting from increased manufacturing output and scale.

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

Research and Development

Research and development expenses for the three and six months ended June 30, 2022 increased $0.6 million, or 6% and $6.5 million, or 40%, respectively, compared to the corresponding periods in 2021. These increases were primarily due to increased expenses related to continued development and clinical activities to support new products and to support manufacturing activities. For the three months ended June 30, 2022, the increase of $0.6 million was primarily driven by $2.1 million in personnel-related expenses, offset by $1.0 million decrease in facility related expenses and a $0.2 million decrease in third-party professional services. For the six months ended June 30, 2022, we supported research and development activities such as test kit development, testing, and validation of manufacturing activities related to our COVID-19 and combination COVID-19 and influenza test kits through increased personnel-related expenses of $4.2 million, third-party professional services of $1.5 million and supplies and materials of $1.1 million.

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

Selling, general and administrative expenses for the three and six months ended June 30, 2022 increased $12.5 million, or 205% and $20.3 million or 167%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to increasing personnel-related costs and third-party services to facilitate commercial activities and public company compliance. For the three months ended June 30, 2022, the $12.5 million increase from the corresponding prior year period was primarily driven by $5.3 million increase in third-party professional fees, $4.8 million increase in personnel-related expenses, and $1.4 million in sales and marketing expenses. For the six months ended June 30, 2022, we had higher headcount and personnel-related expenses of $7.8 million, professional expenses of $7.3 million for administrative and legal support costs sales and marketing expenses of $3.2 million, and $1.5 million of office related expenses.

We expect that our selling, general and administrative expenses will increase as we invest in the infrastructure of our commercial and sales organization to support the commercialization of our COVID-19 test kit. We expect our general and administrative expenses will increase in support of our expanding operations including increased headcount and related personnel costs, investments in corporate and research facilities, information technology, increased compliance related costs including accounting, audit, legal and consulting services expenses.

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

The components of interest income and other income (expense), net were not significant during both the three and six months ended June 30, 2022 and 2021.

Interest Expense, net

Interest expense, net consists of contractual interest incurred on our bank financing arrangements and the non-cash interest portions associated with the amortization of third-party debt issuance costs and discounts related to the end of term charge under the Loan Agreement and the warrants issued in relation to the Loan Agreement. Such debt issuance costs and discounts are amortized to interest expense under the effective interest method over the term of the loan. Interest expense is net of interest expense we have capitalized related to our construction in progress projects we funded during the period.

Interest expense for the three and six months ended June 30, 2022 were $0.8 million and $1.4 million, respectively, as compared to insignificant amounts for the corresponding periods in 2021, respectively. The increases in interest expense were primarily the result of contractual interest incurred on the $30.0 million Term Loans under the Amended Loan Agreement in February 2022. Interest expense also includes $0.2 million and $0.3 million, respectively, of non-cash interest expense related to the amortization of issuance costs and debt discounts. Interest expense for the three and six months ended June 30, 2022 was net of $0.1 million capitalized interest.

We may incur higher contractual interest expense as well as non-cash interest expense in the future if we take additional Term Loan advances, contingent upon us achieving the net sales milestones as defined the Amended Loan Agreement. Additionally, our contractual interest obligations may increase due to further increases in the Wall Street Journal published prime rate.

(Benefit from) Provision for Income Taxes

The benefit from income taxes of $0.3 million and the provision for income taxes of $2.0 thousand for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021 were due to an decreases in taxable net income for the periods. The effective tax rate for 2022 and 2021 differed from the U.S. federal statutory rate of 21% primarily due to the utilization of net operating losses and state taxes.

Our effective annual tax rate may increase if we generate higher federal and state pretax income or establish nexus in additional states as we continue to expand our operations and sales into additional markets.

Liquidity and Capital Resources

Based on our current planned operations, we believe that our existing cash and cash equivalents, anticipated cash flows from operations, and available cash advances under the Term Loan, contingent upon the Company's achievement of certain revenue targets, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Sources of Liquidity

Our primary source of operating cash is cash collected from customers related to sales of our COVID-19 test kit and sales of our combination COVID-19 and influenza test kit, where approved. We may supplement our cash operating needs by entering into additional other financing arrangements, additional public offerings of our common stock or convertible notes. There can be no assurance that such sources of cash will be readily available during times required to meet our cash operating requirements or at terms favorable to us.

We had incurred net losses since our inception until the three months ended March 31, 2022, in which we had net income of $13.1 million. For the three and six months ended June 30, 2022, we had net loss of $21.7 million and $8.6 million, respectively. We began generating product revenues in the fourth quarter of 2020, and we achieved $93.1 million of net sales of our COVID-19 test kits during 2021, followed by $26.1 million and $116.6 million of net sales of our COVID-19 test kits during the three and six months ended June 30, 2022. We may incur additional losses and increased operating expenses in future periods and there can be no assurance that we will achieve or sustain a level of revenues sufficient to offset our operating expenses. As of June 30, 2022, we had $75.0 million in cash and cash equivalents and an accumulated deficit of $137.1 million.

Loan Agreement

In February 2022, we entered into the Loan Agreement with Hercules and SVB providing for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing. The Loan Agreement was subsequently amended on March 17, 2022 and June 15, 2022 (the "Amended Loan Agreement"). The term loans will mature on February 1, 2026. In connection with the entry into the Amended Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. Subject to certain conditions as required under the Amended Loan Agreement, we may draw upon these term loans to fund our operations as needed to support our planned growth and expansion to support the expected increase in demand for our test kits. See Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

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

Lease Arrangements

The Company has operating leases for corporate offices, operations and research and development facilities. These leases have remaining lease terms of one to 10 years. The lease of operations and research and development facilities includes costs for utilities and common area maintenance which are not included in the calculation of lease payments.

In March 2022, we leased an 82,000 square foot facility in Vista, California for office, development, research and laboratory space. We took possession of the leased facility effective April 1, 2022 and expect to assume full occupancy by the end of June 2023 after completing tenant improvements. We project that our fixed commitments will include $1.2 million of annual lease payments over the term of this lease.

In June 2022, we executed a lease for a 20,400 square foot facility in Berkeley, California to service as office and research and development space. We took possession of the facility on June 15, 2022 to begin tenant improvements and expects completion and assumption of full occupancy by March 2023. The term of the lease is 99 months, during which time we are obligated to make monthly rent payments, which are approximately $1.4 million on an annual basis.

License and Distribution Agreements

Pursuant to the Eiken Agreement we entered into in July 2020, we are obligated to make milestone payments upon the achievement of specified regulatory milestones as well as royalty payments. In April 2021, we paid the first installment of the world-wide license in the amount of $9 thousand. The second installment for the world-wide license of $9 thousand was paid in July 2021. See Part I, Item 1, “Business–Intellectual Property–License Agreement with Eiken Chemical Co., Ltd.” and Note 5 to our audited financial statements included in Part II, Item 8, of our 2021 Annual Report. On March 8, 2022, we provided notice of termination of the Eiken Agreement, which became effective May 12, 2022. We terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are locations in which we operate. As a result of the termination, we are no longer required to make any future royalty payments under the Eiken Agreement.

We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.

Non-cancellable purchase commitments

As of June 30, 2022, we had non-cancellable purchase commitments of $57.7 million, consisting primarily of $27.3 million of raw material purchase commitments, $9.4 million of asset and equipment related to expanding our manufacturing capacity and automation, $6.7 million related to non-commercial services, and $14.4 million pursuant to the manufacturing services agreement, or Jabil MSA, with Jabil Inc., or Jabil, and technical services agreement with Jabil, or Jabil TSA. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12 months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

We expect that our near and longer-term liquidity requirements will continue to consist of working capital, general corporate expenses and capital expenditures associated with the growth of our business. Based on our current planned operations, we believe that our existing cash, anticipated cash flows from operations, and available cash draws from the Amended Loan Agreement (see Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report) will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we would use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, which will require consent of out lenders, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(44,072)	$(47,622)
Investing activities	(14,227)	(8,977)
Financing activities	29,217	160,049
Increase (Decrease) in Cash, cash equivalents, and restricted cash equivalents	$(29,082)	$103,450

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $44.1 million, consisting primarily of our net loss of $8.6 million and adjustments for non-cash charges of $7.1 million and increases our net operating assets and liabilities of $42.6 million. The non-cash charges were primarily driven by $3.4 million in stock-based compensation expense and $3.3 million in depreciation and amortization. The net cash used by changes in our net operating assets and liabilities was primarily driven by $68.3 million of inventory purchases, partially offset by an $18.6 million decrease of accounts receivable and $5.8 million decrease in prepaid expenses and other current assets. The decreases in accounts receivable was largely due to decreased net sales and timing of collections on open accounts receivable.

Net cash used in operating activities for the six months ended June 30, 2021 was $47.6 million, consisting primarily of our net loss of $29.5 million and changes in our net operating assets and liabilities of $21.0 million, partially offset by adjustments for non-cash charges of $2.9 million. The non-cash charges were primarily driven by $1.5 million in stock-based compensation expense, $0.9 million in depreciation and amortization, $0.3 million of allowance for doubtful accounts, $0.2 million in noncash lease expense and the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes. The net cash used by changes in our operating assets and liabilities were primarily driven by $31.3 million of inventory purchases, $8.8 million of prepaid expenses, partially offset by $19.2 million increases in accounts payable, accrued liabilities, and customer deposits. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and 2021 was $14.2 million and $9.0 million, respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our test kits.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $29.2 million, consisting primarily of proceeds, net of issuance costs for the Term Loans payable.

Net cash provided by financing activities during the six months ended June 30, 2021 was $160.0 million, consisting primarily of proceeds from the issuance and sale of shares of our common stock as part of our IPO on February 9, 2021.

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

However, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the condensed financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness Identified

In connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the lack of sufficiently designed and implemented controls and procedures to ensure the accuracy of costing and valuation of inventory, appropriate classification of write-offs, and consistent reconciliation of inventory balances at various locations. This material weakness resulted in post-closing adjusting journal entries to correctly state our inventory balances as of December 31, 2021, as reported in our 2021 Annual Report. Our interim financial statements contained in our prior Quarterly Reports on Form 10-Q during the year ended December 31, 2021, were not affected by these post-closing adjusting journal entries and therefore have not been restated.

As described below, management has designed and has begun executing a remediation plan to address the material weakness and further actions are ongoing as of June 30, 2022. We have not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weakness continue to be present as of June 30, 2022.

Remediation Plans for Material Weakness in Internal Control over Financial Reporting

With the oversight of senior management and our audit committee, we have begun the process of executing remediation steps, including but not limited to the following:

(i)
enhanced existing controls around effective review to prevent and timely detect misstatements of inventory valuation;
(ii)
designing and implementing additional controls and enhancement of documentation of procedures and policies to ensure the consistent completion of all inventory related account reconciliations, the completeness and accuracy of data used to assess the quantity and valuation of inventory and the review and verification by management; and
(iii)
hiring, retaining, and training personnel with experience and expertise in inventory management, cost accounting and internal controls with the collective focus on implementing a sustainable effective internal control structure to ensure completeness, accuracy, existence and cost/valuation of inventory across all locations.

While we believe the measures described above will remediate the material weakness identified and strengthen our internal control over financial reporting, the implemented and enhanced controls would need to operate for a sufficient period of time to demonstrate that the material weakness is fully remediated. We are committed to continuing to improve our internal control processes and will continue to diligently and to vigorously review our financial reporting controls and procedures and may need to design and implement additional procedures and controls to remediate the material weakness.

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation measures in connection with the material weakness described above, there were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

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

Risks Related to Our Business and Strategy

We have incurred losses since our inception and we anticipate that we may incur additional losses in future periods, and the net losses that we incur may fluctuate significantly from period to period, which could harm our future business prospects. *

We had incurred net losses since our inception. For the three and six months ended June 30, 2022, we had net loss of $21.7 million and $8.6 million, respectively, compared to a net loss of $16.2 million and $29.5 million for the three and six months ended June 30, 2021, respectively. For the three months ended March 31, 2022, we had net income of $13.1 million, representing our first quarter of net income. We may incur additional losses and increased operating expenses in future periods, and the net losses that we incur may fluctuate significantly from period to period. As of June 30, 2022, we had an accumulated deficit of $137.1 million. To date, we have financed our operations principally from sales of our COVID-19 test kit, issuance and sale of our common stock through our initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit, combination COVID-19 and influenza test kit and our influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

We may need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.*

Based on our current planned operations, we believe that our existing cash, anticipated cash flows from operations, and available cash draws from the Amended Loan Agreement will be sufficient to meet our anticipated cash requirements for at least the next 12 months. If our available cash and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of failure to secure additional regulatory approvals for our test kits, lower than anticipated or non-existent demand or reimbursement levels for our test kits, or otherwise, we may seek to issue equity or convertible debt securities, enter into a credit facility or another form of third-party funding, seek other debt financing or enter into collaborations or licensing arrangements.

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
•
our rate of progress in, and cost of research and development activities associated with, our COVID-19 and influenza test kit;
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

Additional funding may not be available on acceptable terms, or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, which will require the consent of our lenders, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

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

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects. *

Prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit. However, based on our clinical trials of our influenza test kit to date, we adapted our molecular nucleic acid amplification technology to detect whether a person is shedding the SARS-CoV-2 virus that causes COVID-19. In addition, due to the duration of the COVID-19 pandemic and the overlapping symptoms of COVID-19 and influenza, we have also focused on developing our COVID-19 and influenza combination test kit. We received CE Marks for professional use for both our COVID-19 and influenza and COVID-19 molecular tests, clearing both tests for sale and distribution throughout the European Union. We submitted an EUA application to the U.S. Food and Drug Administration for prescription use of our combination COVID-19 and influenza molecular test. The market for COVID-19 and COVID-19 and influenza diagnostic testing is rapidly developing and changing, which makes it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy.

We have encountered, and will continue to encounter, risks and difficulties, some of which are outside of our control, frequently experienced in rapidly developing and changing industries, including those related to:

•
our ability to compete with companies that are currently in, or may in the future enter, the COVID-19 and COVID-19 and influenza diagnostic testing market, including companies with greater financial, technical and other resources than our company;
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
•
the failure of physicians to prescribe our COVID-19 and COVID-19 and influenza test kit, where approved;
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

Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 and COVID-19 and influenza diagnostic testing market and the timing of its development are highly uncertain. In addition, the production and widely administered use of efficacious vaccines or treatments for COVID-19 or influenza may reduce the demand for diagnostic tests and, as a result, the COVID-19 and COVID-19 and influenza diagnostic testing market may not substantially grow. Currently there are companies developing vaccines and therapeutic treatments for COVID-19, and in the United States, there are currently three COVID-19 vaccines authorized for emergency use or FDA-approved. Our future success is substantially dependent on the manner in which the market for COVID-19 and COVID-19 and influenza diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our test kits, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

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

Our near-term success is highly dependent on the successful commercialization of our COVID-19 and combination COVID-19 and influenza test kits, and they may not attain or maintain market acceptance or be successfully commercialized in jurisdictions in which such test kits are approved, which could negatively impact our business.*

Our near-term prospects, including our ability to finance our company and generate revenue, as well as our future growth, is highly dependent on the successful and timely regulatory approval from the FDA and commercialization of our COVID-19 and combination COVID-19 and influenza test kits. The regulatory and commercial success of our test kits will depend on a number of factors, some of which are outside our control, including the following:

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
•
our ability to obtain coverage and adequate reimbursement from third-party payors for prescription at-home use of our test kits; and
•
the ability of Jabil and other third parties with whom we may contract to manufacture our COVID-19 test kit to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with applicable requirements and to manufacture sufficient quantities of our test kits to meet demand in a timely manner, in accordance with our specifications, and in compliance with applicable regulatory requirements.

Even though we have received EUAs for our COVID-19 test kit and CE Mark for our combination COVID-19 and influenza test kit, they may not gain broad market acceptance among physicians and licensed healthcare providers, businesses, customers, consumers and international markets, including physicians, healthcare payors, users and others in the medical community. The commercial success of our test kits is dependent upon physicians and licensed healthcare providers, businesses, customers, consumers and international markets adopting our test kit, which will be informed, in part, by the cost, convenience and accuracy of our test kits. The accuracy of our test kits could be impacted by novel strains of SARS-CoV-2 with genetic variations from viral mutation over time.

The Centers for Disease Control and Prevention, or CDC, and the World Health Organization, or WHO, have highlighted two notable SARS-CoV-2 Variants of Concern: Delta (also known as B.1.617.2, all sublineages) first detected in India, and Omicron (also known as B.1.1.529, all BA sublineages including BA.1, BA.1.1, BA.2, BA.3 and XE) first detected in multiple countries. Additionally, five other variants are under continued surveillance as Variants of Interest: Alpha (also known as B.1.1.7, all sublineages) first detected in the United Kingdom, Beta (also known as B.1.351, all sublineages) first detected in South Africa, Gamma (also known as P.1, all sublineages) first detected in Japan/Brazil, Lambda (also known as C.37, all sublineages) first detected in Peru, Mu (also known as B.1.621, all sublineages) first detected in Colombia. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these variants are reactive to our COVID-19 test kit. Our assay targets two nonoverlapping regions of the SARS-CoV-2 genome including the N gene, therefore the detection region is unaffected by the mutations of the spike protein of SARS-CoV-2 in the variant strains.

Moreover, our COVID-19 test kit is authorized under an EUA from the FDA for the detection of the novel coronavirus SARS-CoV-2 that causes COVID-19, regardless of the virus variant. The FDA may require us to conduct additional clinical trials or seek a new or amended EUA and our COVID-19 test kit may not be successful in detecting future variant strains, which could significantly impact the accuracy and usefulness of our test kit and materially harm our business and prospects. Similarly, our authorization from Health Canada, PSAR approval by Singapore’s Health Sciences Authority, approval from the Taiwan Ministry of Health and Welfare for emergency use, and approved registration from Israel, the United Arab Emirates, Qatar, Hong Kong, New Zealand, Australia and the United Kingdom, may also require additional clinical trials in the future similar to that of the FDA. In addition, the risk of false negative results may increase when testing patients with genetic variants of SARS-CoV-2, including the five notable SARS-CoV-2 variants.

In addition, the COVID-19 and influenza diagnostic testing market is susceptible to rapid technological developments and we may not be able to match any new technological advances, which would render our COVID-19 and combination COVID-19 and influenza test kit uncompetitive or obsolete. If we are unable to match technological improvements in competitive products or effectively respond to the needs of our customers and users, the demand for our COVID-19 and combination COVID-19 and influenza test kit could be reduced.

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
•
limitation on use or warnings required by the FDA in our COVID-19 and combination COVID-19 and influenza test kit labeling; and
•
availability of, or changes in, coverage or reimbursement rates for our COVID-19 and combination COVID-19 and influenza test kit from government or other commercial or healthcare payors.

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

We launched direct-to-consumer sales through our website after we received an EUA from the FDA for OTC use of our COVID-19 test kit in April 2021. Additionally, our COVID-19 test kit was made available on Amazon.com in May 2021. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. Furthermore, late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA CHECK IT test kit as we prioritized distribution to our partnerships. We reactivated online ordering again via our website in October 2021. We plan to derive a meaningful portion of our revenue from consumer purchases of our test kits. Our ability to expand direct-to-consumer sales and drive broad customer adoption of our test kits is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our test kits in a manner that complies with applicable laws and regulations.

A key element of our business strategy is the continued expansion of our marketing infrastructure and building brand awareness. As we increase our marketing efforts in connection with the expansion of our OTC test kit sales, we will need to further expand the reach of our marketing networks. Our future success will depend largely on our ability to continue to hire, train, retain, and motivate a skilled marketing workforce with significant industry-specific knowledge in various areas, including direct-to-consumer business models, e-commerce, technology, healthcare, and the regulatory restrictions related thereto, as well as the competitive landscape for our test kits.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has designed and has begun executing a remediation plan to address the material weakness and further actions are ongoing as of June 30, 2022. The process to remediate the material weakness includes, but is not limited to, the following (i) enhance existing controls around effective review to prevent and timely detect misstatements of inventory valuation; (ii) design and implement additional controls and enhancement of documentation of procedures and policies to ensure the consistent completion of all inventory related account reconciliations, the completeness and accuracy of data used to assess the quantity and valuation of inventory and the review and verification by management; and (iii) hiring, retaining and training personnel with experience and expertise in inventory management, cost accounting and internal controls with the collective focus on implementing a sustainable effective internal control structure to ensure completeness, accuracy, existence and cost/valuation of inventory across all locations.

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

We rely substantially on Jabil for the manufacturing, quality-testing, and assembly of our COVID-19 and combination COVID-19 and influenza test kits. Any termination or loss of significant rights under the Jabil MSA would harm our commercialization of our COVID-19 and combination COVID-19 and influenza test kits. In addition, Jabil may fail to obtain and maintain regulatory approval for its facilities, fail to provide us with sufficient quantities of our test kits or fail to do so at acceptable quality levels or prices.

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

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in an influenza test kit or in a combination COVID-19 and influenza test kit and may not be sufficient to support the authorization of an influenza test kit or a combination COVID-19 and influenza test kit in all regions we apply for.

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

If our test kits fail to achieve the degree of adoption by physicians and licensed healthcare providers, business customers, domestic and international distributors and consumers necessary for commercial success, our operating results and financial condition will be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

Even if our test kits receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians and licensed healthcare providers, business customers, domestic and international distributors and consumers. The commercial success of our test kits will depend significantly on sufficient coverage and reimbursement by third-party payors, the broad adoption and use of our test kits by physicians and, for OTC use, ultimate users, for authorized or approved indications. We are aware that other companies are seeking to develop alternative diagnostic products for COVID-19 and influenza, any of which could impact the demand for our COVID-19 test kit, combination COVID-19 and influenza test kit and our influenza test kit, respectively.

The degree and rate of adoption by physicians, licensed healthcare providers, business customers, domestic and international distributors and consumers of any of our test kits, and initially our COVID-19 test kit, depend on a number of factors, some of which are beyond our control, including:

•
the accuracy, affordability and ease of use of our test kits as compared to existing diagnostic products;
•
consumer adoption of our combination of LAMP and proprietary colorimetric detection chemistry;
•
lack or perceived lack of sufficient clinical evidence supporting the accuracy and performance of our test kits;
•
physician and patient willingness to adopt our test kits to treat COVID-19 and influenza over diagnostic products and brands with which patients and physicians may have more familiarity or recognition or additional approved uses;
•
any perceived burdens imposed on consumers, physicians or patients with respect to public health reporting obligations for certain infectious diseases such as COVID-19;
•
overcoming any biases consumers, physicians or patients may have toward the accuracy and ease of use of existing diagnostic test kits and successful marketing efforts;
•
the cost of our test kits in relation to alternative diagnostic products, and in the OTC setting, if authorized, patient willingness to pay for our test kits;
•
consumer and patient satisfaction with the accuracy and ease of use of our test kits and overall user experience;
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

In addition, our test kits utilize our combination of LAMP and proprietary colorimetric detection chemistry. Customers may prefer to use diagnostic tests with alternative technologies, such as PCR, or even antigen or antibody diagnostic tests. If our test kits fail to achieve the degree of physician and customer adoption necessary for commercial success, our operating results and financial condition will be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

If we do not have the brand awareness of consumers or the support of physicians or KOLs, it may be difficult to drive adoption of our test kits, which could limit our revenue growth and our ability to achieve profitability.

Building on our usability studies and EUA indications, we plan to leverage our clinical work to publish key research and articles as a way to increase brand awareness and drive adoption among users, healthcare providers, physicians and KOLs. If physicians and KOLs in particular determine that our test kits are not accurate or easy to use and bill for, or that alternative diagnostic tests are more accurate or easier to use and bill for, we may see lower demand for our test kits, and face difficulty establishing our test kits as an integral component of the applicable standard of testing, which would limit our revenue growth and our ability to achieve profitability. If our test kits do not receive sufficient favorable exposure in peer-reviewed publications, the rate of physician adoption of our test kits and positive reimbursement coverage determinations for our test kits could be negatively affected.

The initial use of our test kits requires users to follow instructions, and not adhering to instructions may lead to negative outcomes, which could harm our business.

The successful use of our test kits depends on a user following the test instructions. Any user, whether it be a healthcare provider or patient at home, could experience difficulty performing a test using our test kits if they fail to follow the instructions, or otherwise misuse the test. If physicians or other users utilize our test kits incorrectly, or without adhering to our instructions, their test result outcomes may not be consistent with the outcomes achieved in our clinical trials. This could harm our ability to achieve the degree of physician and customer adoption necessary for commercial success, or cause negative publicity and word-of-mouth as a result of our test kits not meeting user expectations and accordingly, our operating results and financial condition could be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.

We may be unable to obtain and maintain adequate levels of coverage and reimbursement from third-party payors for our test kits.*

Our market success is dependent upon government and commercial third-party payors providing coverage and adequate reimbursement for our test kits. Under the EUA authorized for the POC setting, our COVID-19 test kit is eligible for reimbursement as a molecular POC test. However, coverage criteria and reimbursement rates for clinical laboratory tests are subject to adjustment by payors, and current reimbursement rates could be reduced, or coverage criteria restricted in the future, which could adversely affect the market for our COVID-19 test kit. In addition, pursuant to guidance issued by the Biden administration, beginning January 15, 2022, health plans are required to provide coverage for at-home COVID-19 testing in the United States during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. However, the guidance is subject to change. We believe the majority of the consumers will pay cash to begin with and eventually with the support of telehealth and our digital solution, we plan to incorporate billing to insurance providers.

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

While the global COVID-19 pandemic remains our current and primary focus, we believe our flexible platform enables us to launch different test kits for other infectious diseases. Capitalizing on the flexibility of our platform is a key pillar to our strategy, which we believe will enable us to focus on other test kits, including influenza. We plan to conduct additional research and development activities to explore the potential of our platform to be used in additional indications, including other infectious diseases such as STIs and respiratory syncytial virus, but we may not be successful in developing such additional indications in a timely manner or at all. Moreover, identifying new test kits requires substantial technical, financial and human resources, whether or not any test kits are ultimately developed or commercialized, which may divert management’s attention away from our core business. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that certain test kits or our platform in general has risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our platform over a long time horizon and across a broad array of respiratory pathogens may not be effective. In the event material decisions with respect to our strategy turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our platform. The success of any new test kits or enhancements to our platform will depend on several factors, some of which are outside of our control, including our ability to:

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

We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.*

As of June 30, 2022, we had 219 full-time employees and 106 contractors. As our sales and marketing strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In February 2022, we entered into the Loan Agreement providing for term loans in an aggregate amount of up to $80.0 million available in four tranches, or the Term Loans, with the Lenders. The Term Loans will mature on February 1, 2026. As of June 30, 2022, we had $30.0 million outstanding under the Loan Agreement and $50.0 million of principal commitment available for withdrawal through March 15, 2024, subject to the satisfaction of certain conditions required under the Loan Agreement. The Loan Agreement was subsequently amended on March 17, 2022 and June 15, 2022 (the “Amended Loan Agreement”).

All obligations under the Term Loans are secured by a first priority lien on substantially all of our assets, excluding intellectual property assets. We have agreed with the Lenders not to encumber our intellectual property assets or enter into any other agreements not to encumber our intellectual property assets with other third parties, with some limited exceptions set forth in the Amended Loan Agreement. Notwithstanding the foregoing, our intellectual property shall automatically be included within the assets securing the Term Loans to the extent necessary to permit perfection of the Lender’s security interests for rights to payment and proceeds from the sale, licensing or disposition of our intellectual property, or the Rights to Payment, if a judicial authority holds that a security interest in the Rights to Payment requires a security interest in the underlying intellectual property. As a result, if we default on any of our obligations under the Amended Loan Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition, and results of operations and could require us to reduce or cease operations.

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

The Amended Loan Agreement contains certain covenants that limit our ability to engage in certain transactions that may be in our long-term best interest, including entering into a change in control transaction. The Amended Loan Agreement also contains certain covenants that limit our ability to obtain additional debt financing, including incurring debt from third parties not permitted under the Amended Loan Agreement, declaring or paying cash dividends, or incurring liens or encumbrances on our property. While we have not previously breached and are currently in compliance with the covenants contained in the Amended Loan Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Amended Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. In addition, if an event of default occurs under the Amended Loan Agreement, the Lenders may, among other things, accelerate the Term Loans or do any acts it considers necessary or reasonable to protect its security interest in the collateral under the Term Loans. Events of default include the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise). The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

For a more detailed description of the terms of the Amended Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreement” and Note 10 to our unaudited condensed financial statements, each included elsewhere in this Quarterly Report.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 30, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% beginning April 1 through June 30, 2022 and up to 3% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.*

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. For example, from February 8, 2021 to August 12, 2022, our stock price ranged from a high of $37.00 to a low of $1.44. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors including:

•
the receipt of additional or amended EUAs from the FDA for our COVID-19 test kit and the timing thereof;
•
our ability to obtain and maintain regulatory approvals for our test kits;
•
changes in laws or regulations applicable to our test kits;
•
adverse developments concerning Jabil, or any of our third-party collaborators and suppliers, including our sole-source suppliers;
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
•
our ability to withdraw additional funds, or to repay amounts outstanding, under the Amended Loan Agreement;
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
•
the loss or termination of any rights under the Jabil MSA;
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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, pursuant to the Amended Loan Agreement, we are prohibited from declaring or paying cash dividends, and future debt instruments may materially restrict our ability to pay dividends on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

If we fail to remediate our existing material weakness or identify future material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm determines we have additional material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. See the risk factor titled “We identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.”

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
4.1	Form of common stock certificate.	S-1/A	333-252164	4.1	February 1, 2021
4.2 ¥	Amended and Restated Investor Rights Agreement, dated August 7, 2020, by and among Lucira Health, Inc. and the investors listed on Schedule A thereto.	S-1	333-252164	4.2	January 15, 2021
4.3	Warrant to Purchase Stock, dated February 4, 2022, by and between the Registrant and Silicon Valley Bank.	10-K	001-39976	4.4	March 31, 2022
4.4	Warrant Agreement, dated February 4, 2022, by and between the Registrant and Hercules Capital, Inc.	10-K	001-39976	4.5	March 31, 2022
10.1*	Second Amendment to Loan and Security Agreement, dated June 15, 2022, by and between the Registrant, Hercules Capital Inc. and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________________

* Filed herewith.

# The certifications furnished in Exhibits 32.1 and 32.2 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Lucira Health, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUCIRA HEALTH, INC.

Date: August 15, 2022	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Daniel George
Daniel George Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)