Form 10-Q
period 2022-09-30
Lucira Health, Inc.
filed 2022-11-14
CIK 1652724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, the number of shares of registrant’s common stock, par value $0.001 per share, outstanding was 40,598,954.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition; business strategy and plans; and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new technology, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about:

•
our ability to raise additional capital to fund our existing operations and continue as a going concern;
•
our review of strategic alternatives and plans to improve our liquidity and financial position in response to the substantial doubt about our ability to continue as a going concern;
•
the extent and duration of the COVID-19 pandemic and our expectations regarding customer and user demand for our COVID-19 and combination COVID-19 and influenza test kits;
•
our expected future growth;
•
our ability to obtain and maintain regulatory approval for our test kits, including our existing Emergency Use Authorization, or EUA, and 510(k) de novo submission for our COVID-19 test kit for at-home and point-of-care, or POC use and our EUA submission for our combination COVID-19 and influenza test kit for POC use;
•
the size and growth potential of the markets for our COVID-19 test kit and combination COVID-19 and influenza diagnostic testing market, and our ability to serve those markets;
•
anticipated charges and future annualized cost savings in connection with our recently announced reductions in force;
•
our ability to accurately forecast demand for our test kits;
•
the rate and degree of physician and market acceptance of our test kits;
•
the expected future growth of our sales and marketing organization;
•
coverage and reimbursement for our test kits;
•
the performance of, and our reliance on, third parties in connection with the commercialization of our test kits, including Jabil Inc., or Jabil, and our single-source suppliers
•
our ability to accurately forecast, and Jabil’s ability to manufacture, appropriate quantities of our COVID-19 and combination COVID-19 and influenza test kits to meet commercial demand;
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
•
There is substantial doubt about our ability to continue as a going concern and holders of our common stock could suffer a total loss of their investment. We will need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.
•
There can be no assurance that our review of strategic alternatives will result in a transaction satisfactory to holders of our common stock or any change at all.
•
In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.
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
•
We received EUAs and submitted a 510(k) de novo application to the U.S. Food and Drug Administration, or FDA, for our COVID-19 test kit. If the FDA revokes or terminates our EUAs or rejects or delays our 510(k) de novo submission, such as when the federally-declared COVID-19 public health emergency ends, we will be required to stop commercial distribution of our COVID-19 test kit immediately unless we can obtain FDA clearance for our COVID-19 test kit under a traditional regulatory pathway, which is lengthy and expensive, which could harm our future business prospects.
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
•
Our initiatives to re-balance our cost structure and the associated workforce reductions announced on October 31, 2022 and November 14, 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•
Our indebtedness to Silicon Valley Bank and Hercules Capital, collectively, the Lenders, may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to the Lenders are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, the Lenders could foreclose on our assets.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

LUCIRA HEALTH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021 (1)
Assets
Current assets:
Cash and cash equivalents	$39,774	$105,982
Accounts receivable, net	14,392	27,245
Inventory	55,625	50,776
Other receivable	4,824	8,188
Prepaid expenses	2,506	10,274
Other current assets	3,350	3,817
Total current assets	120,471	206,282
Property and equipment, net	48,295	30,974
Operating lease right-of-use assets	17,704	2,714
Restricted cash equivalents	1,943	—
Other assets	772	384
Total assets	$189,185	$240,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,173	$19,371
Accrued liabilities	55,032	29,162
Operating lease liabilities, current	2,316	1,609
Customer deposits	—	189
Total current liabilities	82,521	50,331
Term loan payable, net	29,408	—
Operating lease liabilities, net of current portion	16,367	1,220
Total liabilities	128,296	51,551

Commitments and contingencies (See Note 16)

Stockholders’ equity:
Preferred stock $0.001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 40,448,703 and 39,663,645 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	40	40
Additional paid-in capital	324,851	317,304
Accumulated deficit	(264,002)	(128,541)
Total stockholders’ equity	60,889	188,803
Total liabilities and stockholders’ equity	$189,185	$240,354

(1) The balance sheet as of December 31, 2021 is derived from the audited financial statements as of that date

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$34,390	$14,976	$151,010	$31,931
Cost of products sold	133,945	14,837	202,657	32,710
Impairment of long-lived assets	—	1,622	—	1,622
Gross loss	(99,555)	(1,483)	(51,647)	(2,401)
Operating expenses:
Research and development	9,141	14,342	32,089	30,741
Selling, general and administrative	17,596	11,788	50,133	23,988
Total operating expenses	26,737	26,130	82,222	54,729
Loss from operations	(126,292)	(27,613)	(133,869)	(57,130)
Other income (expense), net:
Interest income and other (expense), net	393	117	736	399
Interest expense, net	(949)	—	(2,312)	(281)
Total other income (expense), net	(556)	117	(1,576)	118
Loss before provision for income taxes	(126,848)	(27,496)	(135,445)	(57,012)
Provision for income taxes	14	—	16	—
Net loss	$(126,862)	$(27,496)	$(135,461)	$(57,012)
Net loss per share of common stock,
Basic and diluted	$(3.15)	$(0.71)	$(3.39)	$(1.71)
Weighted-average number of shares used in net loss per share of common stock,
Basic and diluted	40,216,244	38,667,615	39,974,997	33,348,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2022	—	$—	40,081,464	$40	$322,167	$(137,140)	$185,067
Issuance of common stock upon exercise of stock options	—	—	13,446	—	33	—	33
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	—	—	122,009	—	220	—	220
Issuance of common stock for settlement of restricted stock units	—	—	231,784	—	—	—	—
Stock-based compensation	—	—	—	—	2,431	—	2,431
Net loss	—	—	—	—	—	(126,862)	(126,862)
Balance as of September 30, 2022	—	$—	40,448,703	$40	$324,851	$(264,002)	$60,889

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	—	$—	38,684,546	$39	$308,991	$(93,230)	$215,800
Issuance of common stock upon exercise of stock options	—	—	267,897	—	324	—	324
Issuance of common stock under ESPP	—	—	39,811	—	332	—	332
Issuance of common stock for settlement of restricted stock units	—	—	11,250	—	—	—	—
Stock-based compensation	—	—	—	—	5,028	—	5,028
Net loss	—	—	—	—	—	(27,496)	(27,496)
Balance as of September 30, 2021	—	$—	39,003,504	$39	$314,675	$(120,726)	$193,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	—	$—	39,663,645	$40	$317,304	$(128,541)	$188,803
Issuance of common stock warrants in connection with the term loans	—	—	—	—	494	—	494
Issuance of common stock upon exercise of stock options	—	—	73,940	—	154	—	154
Issuance of common stock under ESPP	—	—	199,820	—	519	—	519
Issuance of common stock for settlement of restricted stock units	—	—	511,298	—	—	—	—
Stock-based compensation	—	—	—	—	6,380	—	6,380
Net loss	—	—	—	—	—	(135,461)	(135,461)
Balance as of September 30, 2022	—	—	40,448,703	$40	$324,851	$(264,002)	$60,889

	Redeemable				Additional		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	23,978,747	$121,080	2,712,694	$3	$1,403	$(63,714)	$(62,308)
Conversion of redeemable convertible preferred shares into common stock	(23,978,747)	(121,080)	23,978,747	24	121,056	—	121,080
Conversion of convertible notes into common stock	—	—	1,470,947	2	24,980	—	24,982
Issuance of common stock upon IPO, net of issuance costs	—	—	10,350,000	10	159,888	—	159,898
Issuance of common stock upon exercise of stock options	—	—	440,055	—	516	—	516
Issuance of common stock under ESPP			39,811	—	332		332
Issuance of common stock for settlement of restricted stock units			11,250	—			—
Stock-based compensation	—	—	—	—	6,500	—	6,500
Net loss	—	—	—	—	—	(57,012)	(57,012)
Balance as of September 30, 2021	—	$—	39,003,504	$39	$314,675	$(120,726)	$193,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

LUCIRA HEALTH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(135,461)	$(57,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,796	6,500
Allowance for doubtful accounts (recoveries)	(67)	259
Depreciation and amortization	5,015	2,158
Long-lived asset impairment	—	1,622
Charge for excess inventory, non-cancellable purchase commitments and prepaid inventory	107,159	1,284
Accretion and amortization of term loans discount	503	—
Remeasurement of derivative liabilities and convertible notes	—	281
Noncash interest expense	—	3
Noncash lease expense	864	(1)
Changes in assets and liabilities:
Inventory	(74,100)	(39,383)
Accounts receivable	12,920	(11,870)
Other receivable	3,364	58
Prepaid expenses and other current assets	885	(4,669)
Other assets	181	(7,165)
Accounts payable	4,051	6,472
Customer deposits	(189)	365
Accrued liabilities	(3,236)	10,255
Net cash used in operating activities	(72,315)	(90,843)
Cash flows from investing activities:
Acquisition of property and equipment	(21,401)	(10,777)
Net cash used in investing activities	(21,401)	(10,777)
Cash flows from financing activities:
Proceeds for issuance of term loans, net of discount	29,570	—
Third-party issuance costs related to term loans	(740)	—
Proceeds from issuance of common stock on IPO, net of issuance costs	—	159,898
Proceeds from exercise of stock options	102	464
Proceeds from the issuance of common stock under ESPP	519	332
Net cash provided by financing activities	29,451	160,694
Net increase (decrease) in cash and restricted cash equivalents	(64,265)	59,074
Cash, cash equivalents and restricted cash equivalents, beginning of period	105,982	60,550
Cash, cash equivalents and restricted cash equivalents, end of period	$41,717	$119,624
Reconciliation to amounts on the condensed balance sheets:
Cash and cash equivalents	$39,774	$117,286
Restricted cash equivalents	1,943	2,338
Total cash, cash equivalents and restricted cash equivalents	$41,717	$119,624
Supplemental disclosures of cash flow information
Cash paid for taxes	$16	$—
Cash paid for interest, net of amounts capitalized	$1,529	$—
Supplemental disclosures of noncash financing and investing activities:
Purchase of property and equipment included in accounts payable and accrued liabilities	$2,220	$550
Net acquisition of right-of-use asset through operating lease obligation	$16,443	$2,362
Issuance of warrants in connection with term loans	$494	$—
Vesting of early exercise options	$52	$52
Stock-based compensation expense adjustments to inventory	$584	$360
Conversion of redeemable convertible notes payable principal and interest for common stock on IPO	$—	$24,982
Conversion of convertible redeemable preferred shares into common stock on IPO	$—	$121,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

Liquidity and Going Concern

Net loss for the three and nine months ended September 30, 2022 was $126.9 million and $135.5 million, respectively, as compared to net loss of $27.5 million and $57.0 million, for the three and nine months ended September 30, 2021, respectively. The Company had net income of $13.1 million for the three months ended March 31, 2022, which was the first period the Company achieved net income since its inception. The Company incurred recurring losses and negative cash flow from all other periods of its operating activities. The Company may continue to incur additional losses in future periods and the net losses that the Company incurs may fluctuate significantly from period to period due to the seasonality of its product portfolio. As of September 30, 2022, the Company had $39.8 million in cash and cash equivalents and an accumulated deficit of $264.0 million. The Company generated net sales of $34.4 million and $151.0 million in the three and nine months ended September 30, 2022, respectively. On February 4, 2022, the Company closed a debt financing of up to $80.0 million. The first tranche of $30.0 million was funded upon close. See Note 10. Term Loans.

Based on the Company’s current planned operations, and in the absence of additional sources of liquidity, management anticipates that its existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet its operating and liquidity needs for at least twelve months from the issuance of the accompanying unaudited condensed financial statements.

On November 1, 2022, the Food and Drug Administration (“FDA”) recommended moving forward with the review and Emergency Use Authorization (“EUA”) authorization of the Lucira COVID-19 and influenza test for a point-of-care (“POC”) indication. On November 4, 2022, the Company submitted an amendment to the FDA to limit the indication at this time only to POC use. The FDA has agreed to allow the Company to further amend this POC EUA to include over-the-counter (“OTC”) use once additional prospective clinical data has been obtained through ongoing clinical trials. The Company believes the delay in receiving the EUA for OTC use will materially adversely impact its ability to generate revenue during this upcoming flu season. The ability to continue as a going concern is dependent upon the Company obtaining necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company may raise additional capital through the issuance of equity securities, debt securities, or other sources of capital in order to further implement its business plan. However, if other financing is not available when needed and at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of new test kits, or curtail current operations and business plans. The Company’s board of directors (the “Board”) has initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of our financing strategy. The Company is in the early stages of this strategic review and has not set a timetable for completion of the review process. There can be no assurance that the process will result in any transaction or strategic change at this time.

Taken together, the Company believes the conditions and events described above raise substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the date of the issuance of the accompanying unaudited condensed financial statements. While the accompanying unaudited condensed financial statements have been prepared under the going concern basis of accounting, the Company continues to evaluate plans to resolve its risks to continue to operate as a going concern. These plans, however, have not yet been finalized and are not fully within the Company’s control. As a result, management has concluded that its plans at this stage do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed balance sheet as of September 30, 2022, the unaudited condensed statements of operations for the three and nine months ended September 30, 2022 and 2021, the statements of redeemable convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022 and the results of its operations and cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes as of September 30, 2022 and 2021 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These unaudited condensed financial statements and accompanying notes should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022.

Risks and Uncertainties

The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the conflicts in Ukraine and potential resurgence related to the COVID-19 pandemic and actions taken to slow its spread, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If the Company is not able to secure adequate additional funding when needed, the Company will need to re-evaluate its operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, limit, suspend or curtail planned test kit development programs and commercialization efforts, and cease operations entirely. Having insufficient funds may also require the Company to relinquish rights to technology that it would otherwise prefer to develop and market itself, or on less favorable terms than the Company would otherwise choose. The foregoing actions and circumstances could materially adversely impact the Company's business, results of operations and future prospects.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The impact of these reclassifications did not have an impact to the current assets and liabilities, the statements of operations or net operating cash flows.

Cash, Cash Equivalents and Restricted Cash Equivalents

The Company considers highly liquid investments purchased with a remaining maturity date upon acquisition of three months or less to be cash equivalents and are stated at cost, which approximates fair value. As of September 30, 2022 and December 31, 2021, the Company held cash and cash equivalents of $39.8 million and $106.0 million, respectively, primarily consisting of short-term, highly liquid instruments, which consists of money market accounts and high-quality debt securities issued by the U.S. government via cash sweep accounts. All cash and cash equivalents are maintained with major financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

As of September 30, 2022, the Company held a restricted cash equivalents balance of $1.9 million which was used to secure standby letters of credit in relation to the Company’s operating lease agreement entered into in March 2022 for a facility in Vista, California, and the lease agreement entered into in June 2022 for a facility in Berkeley, California. The cash was deposited in a money market account with maturities of three months or less, with automatic renewal. The standby letters of credit are subject to annual automatic renewal over the term of the associated lease. The restricted cash equivalents are recorded as a long-term asset on the unaudited condensed balance sheets as of September 30, 2022, due to the long-term nature of the underlying obligation.

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

Inventories

The Company values its inventory at the lower of cost or net realizable value and determines the cost of inventory using standard costs which closely resembles the first-in, first-out method. Lower of cost or net realizable value is evaluated by considering obsolescence, remaining shelf life, excessive levels of inventory, deterioration, salvage value and other factors. Inventory held as of September 30, 2022 is in the form of raw materials, work in process and finished goods.

In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by the Company, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Amounts written down due to unmarketable inventory are recorded in cost of revenue and a new lower-cost basis for the inventory is established. See Note 6 Inventory.

Warranty

The Company offers a standard product warranty that its products will perform as intended upon the date of original delivery for a reasonable period of time, which typically coincides with product shelf life. The Company has the obligation, at its option, to either refund, repair or replace a defective product. At the time revenue is recognized, an estimate of future warranty costs is recorded as a component of cost of products sold. The estimate of future warranty costs is based on historical as well as current product failure rates, costs incurred for replacement materials in correcting product failures, and warranty policies. The Company regularly reviews these estimates to assess the appropriateness of the Company’s recorded warranty liabilities and adjust the amounts as necessary. As of September 30, 2022 and December 31, 2021, the accrued liability for warranty returns was not significant.

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

Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the unaudited condensed balance sheets and any resulting gain or loss is reflected in other income or expense in the unaudited condensed statements of operations in the period realized.

Website Development Costs

Website development costs are recorded at cost and amortized on a straight-line basis over their estimated useful lives. Website development costs consist of capitalized software costs incurred in the development of the Lucira Connect website and the Company's e-commerce platform and web based tools (the "websites"). The Company determined that costs incurred during the website development stage of its website development programs that are directly related to the actual development of the respective software application are capitalized, while costs incurred in the preliminary project and post implementation stages are expensed as incurred. Additionally, indirect costs related to the software development during the website development stages are expensed as incurred. As the websites are constantly updated to the next version once they have reached technological feasibility, the Company separates costs on a reasonable basis between maintenance and upgrades that extend the functionality and useful life of the websites. The maintenance costs are expensed as incurred. The Company has concluded that given the rapid changes in technology, the internally developed website software has a useful life of three years and is amortized on a straight-line basis. Amortization expense related to the websites is recorded in cost of products sold in the accompanying unaudited condensed statements of operations.

Leases

The Company determines if an arrangement is a lease at inception and if so, determines whether the lease qualifies as operating or finance. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the unaudited condensed balance sheets. The Company did not have any finance leases as of September 30, 2022 and December 31, 2021.

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

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. The Company identifies impairments related to long-lived assets when management determines that the remaining carrying value will not be realized through future use. The Company evaluates events or circumstances, including competition in the markets where it operates, that would indicate the carrying value of assets may not be fully recoverable. If an event or circumstance is identified indicating carrying value may not be recoverable, the sum of future undiscounted cash flows is compared to the carrying value. If the carrying value exceeds the future undiscounted cash flows, the carrying value of the asset is reduced to fair value, with the difference recorded as an impairment charge. Assets are evaluated for impairment on an individual basis, which management believes is the lowest level for which there are identifiable cash flows. The Company evaluates assets for impairment by assessing if long-lived assets will be sold or otherwise disposed of significantly before the end of their previously estimated useful life as its primary indicator of potential impairment. The fair value of assets is determined as the present value of the estimated future cash flows, adjusted as necessary for market participant factors. Any required impairment loss would be recorded as a reduction in the carrying value of the related asset and a charge to operating expense. For the nine months ended September 30, 2022, the Company determined that there were no impairments of its long-lived assets. For the three and nine months ended September 30, 2021, a $1.6 million impairment of long-lived assets was recorded. See additional discussion in Note 7. Property and Equipment, Net.

Debt Issuance Costs, Debt Discount and Detachable Debt-Related Warrants

As described in Note 10. Term Loans, the Company entered into a term loan credit facility with Silicon Valley Bank. (“SVB”) and Hercules Capital, Inc. (“Hercules”) during the nine months ended September 30, 2022. Costs incurred to issue debt are deferred and recorded as a reduction of the debt balance in the accompanying unaudited condensed balance sheets. Debt discounts related to the relative fair value of warrants issued in conjunction with the debt are also recorded as a reduction of the debt balance and accreted over the expected term of the debt to interest expense using the effective interest method.

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

In connection with the Company's initial public offering (the “IPO”) on February 9, 2021, all outstanding shares of redeemable convertible preferred stock converted into 23,978,747 shares of common stock.

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

Costs to obtain or fulfill a contract are expensed when incurred because the Company’s performance obligation is satisfied at a point in time. Costs to obtain a contract, commissions, are included in selling, general and administrative expenses and costs to fulfill a contract are included in cost of products sold in the unaudited condensed statements of operations.

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

The Company records accrued expenses for estimated costs of its research and development activities conducted by third-party service providers, which include clinical trial activities. The Company records the estimated costs of research and development activities based upon the estimated value of services or supplies provided but not yet invoiced and include these costs in accrued liabilities in the unaudited condensed balance sheets and within research and development expenses in the unaudited condensed statements of operations. The Company records accrued expenses for these costs based on factors such as estimates of the work completed or supplies received and in accordance with agreements established with these vendors. Any payments made in advance of services or supplies provided are recorded as prepaid assets, which are expensed as the services or supplies are received.

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

Advertising and Marketing Costs

Costs associated with advertising and marketing activities are expensed as incurred. Total advertising and marketing costs were $1.1 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, compared to less than $0.1 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, and are included in selling, general and administrative expenses in the accompanying unaudited condensed statements of operations.

Stock-Based Compensation

The Company’s stock-based awards consist of stock options issued to employees and non-employees, restricted stock units issued to employees and shares of the Company’s common stock purchased by employee participants in the ESPP. The Company measures the estimated fair value of the stock-based awards on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur. The fair value of the common stock is based on the closing price of the common stock on the date of grant as reported on the Nasdaq Global Select Market.

The Company classifies stock-based compensation expense in its unaudited condensed statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.

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

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company has the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards unless the Company otherwise early adopts select standards.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

The following table sets forth the Company’s net sales by channel:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Healthcare	$2,967	$1,647	$11,425	$4,269
Business-to-business	13,554	8,712	69,098	15,484
International	7,571	4,543	32,737	6,709
Direct-to-consumer	10,298	74	37,750	5,469
Net sales	$34,390	$14,976	$151,010	$31,931

The following table sets forth the Company’s net sales, gross loss and gross margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$34,390	$14,976	$151,010	$31,931
Cost of products sold	133,945	14,837	202,657	32,710
Impairment of long-lived assets	—	1,622	—	1,622
Gross loss	$(99,555)	$(1,483)	$(51,647)	$(2,401)
Gross margin	(289)%	(10)%	(34)%	(8)%

During the three and nine months ended September 30, 2022, the Company recorded a charge of $107.2 million related to excess inventory and non-cancellable purchase commitments that is reflected within cost of products sold on the unaudited condensed statements of operations. This charge includes $69.8 million of excess inventories of COVID-19 test kits, $7.4 million of advanced payments related to procurement of sub-assembly components and $30.0 million related to an accrual of excess non-cancellable purchase commitments for raw materials and non-cancelable purchase commitments with Jabil Inc. (“Jabil”). The charge primarily resulted from the Company's assessment of current inventory levels and non-cancellable purchase commitments for raw materials as compared to current net sales forecasts of its COVID-19 test kit and its combination COVID-19 and influenza test kit, for which the Company determined that a charge for excess inventory was necessary to adjust the carrying value of the test kits units on hand as of September 30, 2022 to their estimated net realizable value and to record the liability for the non-cancellable portion of raw materials purchase commitments.

During the three and nine months ended September 30, 2021, certain facts and circumstances indicated that the costs of certain assets, primarily those associated with dry room facilities affixed to the Auburn Hills Michigan manufacturing facility, may not be recoverable before the end of their previously estimated useful life. Based on these facts and circumstances, the Company conducted an impairment analysis, which resulted in recording an impairment charge of $1.6 million related to these assets.

The following table sets forth the Company’s net sales by geographic area based on the customers’ locations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$26,819	$10,433	$118,273	$25,222
Canada	7,058	2,683	30,982	2,683
Rest of World	513	1,860	1,755	4,026
Net sales	$34,390	$14,976	$151,010	$31,931

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

The following customers had outstanding accounts receivable due of 10% or greater of the Company’s total accounts receivable.

	September 30, 2022	December 31, 2021
Customer A	22%	19%
Customer B	48%	12%
Customer C	—%	18%

For the three and nine months ended September 30, 2022 and 2021, the following customers represented 10% or more of the Company’s net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer A	—%	—%	11%	—%
Customer B	17%	14%	*	*
Customer C	—%	15%	—%	*
Customer D	*	11%	*	*
________________________________
* Denotes that the customer accounted for less than 10% of net sales for the period presented.

As of September 30, 2022, the Company had non-cancellable purchase commitments of $36.2 million, consisting primarily of $19.9 million of raw material purchase commitments, $5.8 million related to asset and equipment related to expanding the Company’s manufacturing capacity and automation, $2.2 million related to non-commercial services, $15.1 million pursuant to the manufacturing services agreement (the “Jabil MSA”), with Jabil, and technical services agreement with Jabil (the “Jabil TSA”). Under the Jabil MSA, the Company is obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12 months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from the Company, and the Company is obligated to purchase the quantity of products that is required by the first four months of each forecast.

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

	Fair Value Measurements as of
	September 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$38,920	$—	$—
Restricted cash equivalents	1,943	—	—
Total	$40,863	$—	$—

The Company did not have any financial instruments measured at fair value on a recurring basis as of September 30, 2022.

Note 6. Inventory

Inventory consist of the following:

	September 30, 2022	December 31, 2021
Raw materials	$16,477	$35,923
Work in process	28,579	10,539
Finished goods	10,569	4,314
Total	$55,625	$50,776

The Company periodically reviews its inventories for shelf life, excess or obsolescence and writes down obsolete or otherwise unmarketable inventory to its estimated net realizable value. During the three and nine months ended September 30, 2022, the Company recorded a charge of $69.8 million related to excess inventory. This charge primarily resulted from a significant reduction in sales forecast as a result of an unanticipated delay in the FDA’s approval of the Company's combination COVID-19 and influenza test kit and a decline in COVID-19 test kit demand. Accordingly, the Company determined that a write off adjustment was needed for excess inventory to adjust the carrying value of the inventory to their estimated net realizable value. In addition to such write off adjustments for the existing inventory, the Company recorded a charge of $7.4 million related to the balance of advanced payments for component parts. The Company also evaluated its non-cancellable commitments for the purchase of additional raw materials and accrued $30.0 million of which $27.3 million related to excess non-cancellable purchase commitments for raw materials and non-cancelable purchase commitments with Jabil and $2.7 million primarily related to materials purchased by Jabil on the Company's behalf for which the Company has not been billed as of September 30, 2022 as a component of cost of sales as such raw materials are also determined to be excess in relation to the anticipated sales volume with the Company’s normal operating cycle (see Note 3). Determination of the write off adjustment for the inventory on hand as well as non-cancellable purchase commitments is subject to significant uncertainty regarding the impact of future prevalence and severity of COVID-19 and influenza. In addition, management's estimates and assumptions including, but not limited to, future product demand, ability to renegotiate with various vendors, potential salvage value, and disposition costs are subject to additional adjustments, which can be material, if such estimates change in the future.

Inventory as of September 30, 2022, and December 31, 2021 included $3.8 million and $0.0 million, respectively, of raw materials purchases for use in the U.S. pre-launch manufacturing campaign of its combination COVID-19 and influenza test kits. Stock-based compensation of $1.3 million and $0.4 million was capitalized into inventory for the nine months ended September 30, 2022 and 2021, respectively. Capitalized stock-based compensation is recognized in cost of product sales when the related product is sold.

Note 7. Property and Equipment, Net

	September 30,	December 31,
	2022	2021
Construction in progress	$23,317	$3,466
Machinery and equipment	30,332	29,333
Website development costs	1,457	1,110
Furniture and fixtures	784	200
Leasehold improvements	2,256	1,702
Total, at cost	58,146	35,811
Accumulated depreciation and amortization	(9,851)	(4,837)
Property and equipment, net	$48,295	$30,974

Depreciation and amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2022, respectively, compared to $1.3 million and $2.2 million for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, the Company deployed $1.0 million of assets into production from construction-in-progress. Construction-in-progress is related to the setup of manufacturing infrastructure and the purchase of long lead time manufacturing equipment. Construction-in-progress amounts recorded are not subject to depreciation as such assets are not yet available for their intended use.

During the three and nine months ended September 30, 2021, certain facts and circumstances indicated that costs of certain assets, primarily those associated with dry room facilities affixed to the Auburn Hills Michigan manufacturing facility, may not be recoverable before the end of their previously estimated useful life. Based on these facts and circumstances, the Company conducted an impairment analysis, which resulted in recording an impairment charge of $1.6 million related to these assets. During the three and nine months ended September 30, 2022, there have been no facts or circumstances identified by the Company that would indicate the carrying value of the Company's long-lived assets may not be recoverable over their useful lives.

The following table sets forth the Company’s long-lived assets, including ROU assets by geographic area:

	September 30,	December 31,
	2022	2021
United States	$47,320	$16,730
Dominican Republic	15,760	15,753
All other countries	2,919	1,205
Total long-lived assets	$65,999	$33,688

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

The following table summarizes the activity in the allowance for doubtful accounts:

	September 30, 2022	December 31, 2021
Beginning balance	$99	$—
Amounts charged to costs and expenses	(133)	358
Write-offs	(153)	(259)
Recovery of previous write-offs	200	—
Ending balance	$13	$99

Other Receivable

	September 30, 2022	December 31, 2021
Other receivable	$4,824	$8,188

The other receivable balance as of September 30, 2022 and December 31, 2021 represents amounts due from Jabil, the manufacturer of the Company’s test kits in connection with procurement of component parts.

Prepaid Expenses

The following table summarizes the components of prepaid expenses:

	September 30, 2022	December 31, 2021
Prepaid expenses	$871	$307
Prepaid insurance	1,635	588
Prepaid inventory	—	9,379
Total	$2,506	$10,274

As of September 30, 2022 and December 31, 2021, prepaid inventory includes $0.0 million and $9.4 million, respectively, of advanced payments related to procurement of inventories of components to be used in assembling test kits. For the three and nine months ended September 30, 2022, the Company recorded a charge for excess inventory of $7.4 million related to the balance of advanced payments for these component parts, which primarily resulted from the Company's assessment of current levels of inventory and related component parts as compared to current net sales forecasts related primarily to its combination COVID-19 and influenza test kit, for which the Company determined that a charge for excess inventory was necessary to adjust the carrying value of COVID-19 test kits and combination COVID-19 and influenza test kit units on hand and component parts as of September 30, 2022 to their estimated net realizable value. The charge for excess inventory is included in cost of products sold on the unaudited condensed statements of operations for the three and nine months ended September 30, 2022.

Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Professional fees	$1,423	$612
Accrued manufacturing and inventory purchases	16,400	17,200
Accrued non-cancellable purchase orders	29,974	—
Canada importation taxes	2,376	1,551
Payroll liabilities	2,098	4,466
Royalty liabilities	—	1,662
Accrued sales tax	1,496	2,215
Early exercise liability	138	189
Accrued interest	281	—
Insurance premium liability	421	—
Other	425	1,267
Total	$55,032	$29,162

Accrued liabilities as of September 30, 2022 include $30.0 million of accrued open non-cancellable purchase commitments related to raw materials for future inventory production. For the three and nine months ended September 30, 2022, the Company recorded a charge for excess inventory of the same amount, which primarily resulted from the Company's assessment of current levels of inventory and related non-cancellable raw materials purchase commitments as compared to current net sales forecasts of its combination COVID-19 and influenza test kit and COVID-19 test kits. The charge for excess inventory is included in cost of products sold on the unaudited condensed statements of operations for the three and nine months ended September 30, 2022.

Note 9. Leases

The Company has operating leases for corporate offices, operations and research and development facilities. These leases have remaining lease terms of 1 to 10 years. The lease of operations and research and development facilities includes costs for utilities and common area maintenance which are not included in the calculation of lease payments.

On March 15, 2022, the Company executed a lease for an 82,000 square foot facility in Vista, California. The term of the lease is 126 months with options to extend for 60 months and includes lease incentives of an initial rent-free period. The Company is obligated to make monthly rent payments of approximately $1.3 million per year over the term of the lease. The Company took possession of the facility on April 1, 2022 to begin tenant improvements and expects completion and assumption of full occupancy by the end of June 2023. Under the terms of the operating lease, the Company has been provided tenant improvement allowances of up to $0.8 million. In conjunction with and under the terms of the operating lease agreement, the Company entered into a $1.2 million Standby Letter of Credit as guarantee of the Company’s payment of the tenant improvements and on-going rent payments over the term of the lease. The Company has accounted for the lease as an operating lease as of April 1, 2022, the commencement date under ASC Topic 842, Leases, and has recorded a ROU asset in the amount of $8.1 million, representing the Company’s right to use the underlying asset over the lease term and an offsetting lease liability of the same amount, representing the Company’s obligation to make lease payments arising from the lease.

On June 15, 2022, the Company executed a lease for a 20,400 square foot facility in Berkeley, California. The term of the lease is 99 months with an option to extend 84 months and includes lease incentives of an initial rent-free period. The Company took possession of the facility on June 15, 2022 to begin tenant improvements and expects completion and assumption of full occupancy by March 2023. Under the terms of the operating lease, the Company has been provided tenant improvement allowances of up to $4.1 million. In conjunction with and under the terms of the operating lease agreement, the Company entered into a $0.7 million Standby Letter of Credit as guarantee of the Company’s payment of the tenant improvements and on-going rent payments over the term of the lease. The average annual rent over the term of the lease is approximately $1.8 million per year. The Company has accounted for the lease as an operating lease as of June 15, 2022, the commencement date under ASC Topic 842, Leases, and has recorded a ROU asset in the amount of $8.6 million, representing the Company’s right to use the underlying asset over the lease term and an offsetting lease liability, representing the Company’s obligation to make lease payments arising from the lease.

Leases with an initial term of 12 months or less or those with an estimated lease liability less than a specified amount, are not recorded on the unaudited condensed balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease terms. Operating leases with terms greater than 12 months are included in operating lease ROU assets and operating lease liabilities in the Company’s unaudited condensed balance sheets as of September 30, 2022 and December 31, 2021. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Maturities of lease liabilities as of September 30, 2022, are as follows:

Operating
Leases
Year ending December 31:
2022	$434
2023	2,726
2024	2,922
2025	2,899
2026	2,994
Thereafter	17,010
Total	28,985
Less: imputed interest	(10,302)
Present value of operating lease liabilities	18,683
Less: current portion	(2,316)
Operating lease liabilities, net of current portion	$16,367

The Company made operating lease payments of $1.4 million and $0.3 million during the nine months ended September 30, 2022 and 2021, respectively, which are included as cash flow from operating activities on the unaudited condensed statements of cash flows.

Additional information related to the Company’s leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$1,126	$253	$2,450	$471
Short-term lease cost	$467	$312	$790	$939

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)	8.81	1.82
Weighted-average discount rate	9.49%	7.15%

In addition to the Vista and Berkley California leases, the Company has executed certain amendments to lease facilities in Emeryville and San Jose California. These amendments are the result of the Company's consolidation of certain of its locations and departments. Upon the execution of each of the amendments, which were deemed to be lease modifications, the Company remeasured the respective lease liabilities and corresponding ROU assets as of the effective date of each amendment and recorded a net reduction of $0.1 million during the nine months ended September 30, 2022 of the lease liabilities and respective ROU assets.

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

The Term Loans will mature on February 1, 2026 and bear interest at an annual rate the greater of 5.50% plus the prime rate (as reported in the Wall Street Journal) and 8.75%. As of September 30, 2022, the interest rate was 11.75%. For the three and nine months ended September 30, 2022, the Company recorded $1.0 million and $2.5 million, respectively, of interest expense related to the Term Loans, which included $0.2 million and $0.5 million, respectively, of non-cash interest related to the amortization of the loan discount. The Term Loans are interest only, paid monthly, up to September 1, 2024, after which the interest-only period may be extended, provided there has been no event of default or a continuing event of default and the Company has submitted sufficient evidence, satisfactory to the lenders, that the Company has achieved the tranche three draw test. After the interest only period, monthly principal and interest payments are required over the remaining term of the loans to the maturity date. The Company may prepay all or a portion of the outstanding term loan advances including principal and accrued and unpaid interest, subject to a prepayment fee of 3% of the principal advance being prepaid if within 12 months of the initial advance closing date, 2% if within 24 months of the advance closing date and 1% if within 36 months of the advance closing date. An end of term charge of 5.25% of the Term Loans advanced will be due upon prepayment or repayment.

The Amended Loan Agreement contains customary events of default, representations and warranties and covenants, including financial covenants requiring the Company to maintain certain minimum cash and revenue levels upon the occurrence of specified events. As of September 30, 2022, the Company was in compliance with the financial covenants of the Amended Loan Agreement. Lenders have participation and notice rights in an amount up to $5.0 million for the future sale and issuance of the Company’s capital stock that is broadly marketed to multiple investors.

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

In connection with entering into the Loan Agreement, the Company issued warrants to Hercules (the “Hercules Warrant”) and to SVB (the “SVB Warrant” and together with the Hercules Warrant, the “Warrants”). The number of shares of the Company’s common stock subject to the Hercules Warrant is equal to the quotient derived by dividing the amount equal to 1.00% times the aggregate principal amount of term loan advances made and funded under the Loan Agreement by the exercise price of $5.03 per share. The number of shares of the Company’s common stock subject to the SVB Warrant is equal to 1.00% multiplied by the aggregate amount of the term loan advances made and funded under the Loan Agreement divided by the $5.03 per share. In conjunction with the first tranche advance of $30.0 million, SVB and Hercules each hold Warrants to purchase 59,642 shares of the Company’s common stock. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. The Warrants, which met equity classification, were recognized as a component of permanent stockholders’ equity within additional paid-in-capital on the unaudited condensed balance sheets and were recorded at the issuance date using a relative fair value allocation method. The Company valued the Warrants at issuance, which resulted in a discount on the Term Loan, and allocated the proceeds from the loan proportionately to the Term Loan and to the Warrants, of which $0.5 million was allocated to the Warrants.

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

In connection with entering into the Loan Agreement, the Company incurred $1.2 million of debt issuance costs, including commitment and legal fees in connection with the Loan Agreement, fees paid directly to the lenders and other direct third-party costs. Total issuance costs also include the fair value allocated to the Warrants and the end of term fee of $1.6 million, for $3.3 million of issuance costs. The Company allocated $2.7 million of the total issuance costs to the first term loan advance and recorded the issuance costs as unamortized discount, which is being amortized to non-cash interest expense over the term of the loan using the effective interest method. The remaining $0.6 million of issuance costs associated with unfunded loan advances are recorded as other assets on the unaudited condensed balance sheets and will be allocated to debt discount as the future tranche is funded. If future available tranches are not funded, these debt issuance costs will be charged to interest expense in the period. The $1.6 million end of term fee is included in the contractual cash flows and is accreted to interest expense using the effective interest method over the term of the loan.

The effective interest rate on the Term Loans, including the discount and the accretion of the final end of term payment, was 13.7% as of September 30, 2022.

Balance sheet information related to the Term Loans is as follows:

September 30, 2022
Tranche 1 of Term Loans (1)	$31,575
Less: Unamortized debt discount and issuance costs	(2,167)
Carrying value of Term Loans, non-current	$29,408

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

Interest expense, net of amounts capitalized is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual coupon	$832	$—	$1,959	$—
Amortization of debt discount and issuance costs	195	—	502	—
Total interest expense on the Term Loan	1,027	—	2,461	—
Other interest expense	12	—	50	—
Capitalized interest	(90)	—	(199)	—
Interest expense, net	$949	$—	$2,312	$—

The Annual principal payments on the Term Loans are as follows:

Year ending December 31,
2022	$—
2023	—
2024	7,059
2025	21,176
2026	3,340
Total principal payments	$31,575

Note 11. Convertible Notes Payable

IPO and Conversion of Convertible Notes Payable

On February 9, 2021, upon the closing of the IPO, certain then-outstanding convertible notes payable and accrued interest automatically converted into shares of common stock at a conversion price equal to 80% of the IPO price per share, which resulted in the issuance of 1,470,947 shares of common stock.

Note 12. Capital Stock

Preferred Stock

Under its amended and restated certificate of incorporation, the Board may, without further action by the Company’s stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 10,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock were issued or outstanding as of September 30, 2022.

Common Stock

Under its amended and restated certificate of incorporation, the Company is authorized to issue 200,000,000 shares of common stock, having a par value per share of $0.001.

Common stockholders are entitled to dividends as and when declared by the Board, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. Under the Loan Agreement, as amended, the Company is precluded from declaring or paying cash dividends, subject to certain exceptions. The holder of each share of common stock is entitled to one vote.

The Company had shares of common stock reserved for future issuance upon the exercise or conversion of the following:

	September 30,	December 31,
	2022	2021
Common stock option grants issued and outstanding under 2014 Equity Incentive Plan	2,905,756	3,245,250
Common stock reserved for issuance under the 2022 Inducement Plan	2,445,550	—
Common stock reserved for issuance under the 2021 Equity Incentive Plan	3,102,956	1,578,216
Common stock option grants issued and outstanding under the 2021 Equity Incentive Plan	819,837	467,024
Restricted common stock units issued and outstanding	4,301,840	3,387,505
Warrants to purchase common stock	119,284	—
Common stock reserved for issuance under ESPP	907,005	710,189
Total shares of common stock reserved for future issuance	14,602,228	9,388,184

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

In April 2022, the Board approved the 2022 Inducement Plan, (the “Inducement Plan”) a non-stockholder approved stock plan, in order to award stock options, restricted stock units and other awards as allowed under the Inducement Plan as an inducement to potential new employees and directors of the Company. Under the Inducement Plan, 3,500,000 shares were approved and available for future issuance. As of September 30, 2022, 2,445,550 awards had been granted or were outstanding.

The stock-based compensation expense for the Company’s equity incentive plans was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of products sold	$377	$91	$767	$351
Research and development	700	274	1,797	695
Selling, general and administrative	1,295	4,663	3,232	5,454
Total	$2,372	$5,028	$5,796	$6,500

Stock-based compensation expense excludes amounts capitalized to inventory. During the three and nine months ended September 30, 2022, the Company capitalized stock-based compensation expense of $0.4 million and $1.3 million to inventory, respectively, and during the three and nine months ended September 30, 2021, the Company capitalized $0.1 million and $0.4 million of stock-based compensation expense to inventory, respectively. For the three and nine months ended September 30, 2022, cost of products sold includes $0.3 million of stock-based compensation included in the cost per unit of inventories written down to net realizable value.

Total stock-based compensation expense by type of award was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$460	$4,678	$1,185	$5,642
Restricted stock units	1,875	252	4,932	$627
ESPP	96	98	263	$231
Total	$2,431	$5,028	$6,380	$6,500

Total compensation costs as of September 30, 2022 related to non-vested awards to be recognized in future periods was $24.7 million and is expected to be recognized over the weighted-average period of 3.7 years.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	3,712,274	$3.30	8.1	$23,150
Granted	431,213	$1.88	—	—
Exercised	(73,940)	$1.38	—	—
Cancelled	(343,954)	$5.05	—	—
Balance as of September 30, 2022	3,725,593	$3.01	7.3	$337,947
Options vested and expected to vest as of September 30, 2022	3,725,593	$3.01	7.3	$337,947
Options vested and exercisable as of September 30, 2022	2,154,038	$2.48	6.5	$288,503

Total options vested during the nine months ended September 30, 2022 was 842,371, with an aggregate fair value of $1.6 million. The aggregate intrinsic value of options exercised was $0.1 million for the nine months ended September 30, 2022. Total compensation costs as of September 30, 2022 related to option awards to be recognized in future periods was $2.6 million and is expected to be recognized over the weighted average period of 2.1 years.

The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2022 and 2021 was $1.27 and $7.52 per share, respectively, as calculated using the Black-Scholes option-pricing model with the following assumptions on a weighted-average basis:

	Nine Months Ended September 30,
	2022	2021
Fair value of common stock	$1.88	$17.00
Expected term (in years)	5.5	5.9
Risk-free interest rate	3.0%	0.6%
Dividend yield	—	—
Volatility	79.6%	46.9%

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

Restricted Stock Units

Restricted stock units (“RSUs”) are generally subject to a four year vesting period, with 25% of the shares vesting approximately one year from the vesting commencement date and quarterly thereafter over the remaining vesting term.

The Company had the following activity for RSUs for the nine months ended September 30, 2022:

	Underlying Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2021	3,387,505	$7.57
Granted	1,803,604	$3.33
Vested	(511,298)	$6.85
Canceled or forfeited	(377,971)	$7.78
Balance as of September 30, 2022	4,301,840	$5.86

Total compensation costs as of September 30, 2022 related to RSUs to be recognized in future periods was $22.1 million and is expected to be recognized over the weighted average period of 3.7 years.

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

In January 2022, the number of shares available for issuance under the ESPP was automatically increased by 396,636 shares. As of September 30, 2022, the Company had 907,005 shares available for issuance under the ESPP. Pursuant to the ESPP, the Company issued 199,820 shares of common stock at a weighted average price per share of $2.60 during the nine months ended September 30, 2022. Cash received from purchases under the ESPP for the nine months ended September 30, 2022 was $0.5 million.

The fair value of shares to be issued under the Company’s ESPP was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions on a weighted-average basis for the nine months ended September 30, 2022 and 2021:

Fair value of shares to be issued under ESPP	Nine Months Ended September 30,
	2022	2021
Fair value of common stock	$2.11	$9.80
Expected term (in years)	0.5	0.5
Risk-free interest rate	3.2%	0.1%
Dividend yield	—	—
Volatility	113.4%	139.1%

Note 14. Provision for Income Taxes

The Company recorded income tax expense of $14.0 thousand and $16.0 million for the three and nine months ended September 30, 2022, respectively, which primarily consisted of state taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities in the financial statements and their respective tax bases using tax rates expected to be in effect during the years in which the basis differences reverse.

The Company believes it is more likely than not that its federal and state net deferred tax assets will not be fully realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. A valuation allowance is recorded for loss carryforwards and other deferred tax assets where it is more likely than not that such deferred tax assets will not be realized. Accordingly, the Company continues to maintain a valuation allowance against all of its U.S. net deferred tax assets as of September 30, 2022. The Company will continue to maintain a full valuation allowance against its net federal and state deferred tax assets until there is sufficient evidence to support recoverability of its deferred tax assets.

As of September 30, 2022, the Company had total uncertain tax benefits of $1.1 million related to research and development credits, which is recorded as a reduction of the deferred tax assets-related credit carryforwards. The Company does not anticipate a material change to its unrecognized tax benefits over the next twelve months. It is the Company's policy to account for interest and penalties related to uncertain tax positions as interest expenses and selling, general and administrative expense, respectively, in its unaudited condensed statements of operations. No interest or penalty have been recorded related to the uncertain tax positions.

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

Note 15. Net Loss Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common stock equivalents of potentially diluted securities outstanding for the period determined using the treasury-stock and if-converted methods. Potentially dilutive common stock equivalents are comprised of options and restricted stock units outstanding under the Company’s stock option plan, as well as warrants outstanding to purchase shares of the Company's common stock. In each of the periods of the three and nine months ended September 30, 2022 and 2021, there was no difference in the number of shares used to calculate basic and diluted shares outstanding as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss attributable to common stockholders, basic and diluted	$(126,862)	$(27,496)	$(135,461)	$(57,012)
Denominator
Weighted-average number of shares of common stock outstanding:
Basic and diluted	40,216,244	38,667,615	39,974,997	33,348,104
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.15)	$(0.71)	$(3.39)	$(1.71)

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	As of September 30,
	2022	2021
Warrants to purchase common stock	119,284	-
Options to purchase common stock	3,725,593	4,713,028
Unvested restricted stock units	4,301,840	1,763,445
Total	8,146,717	6,476,473

Note 16. Commitments and Contingencies

Commitments

License Agreement with Eiken Chemical Co., Ltd.

In July 2020, the Company entered into a patent license agreement (the “Eiken Agreement”), with Eiken Chemical Co., Ltd. (“Eiken”). Pursuant to the terms of the Eiken Agreement, Eiken granted the Company a royalty bearing non-transferable, non-assignable, sublicensable (to the Company’s affiliates), non-exclusive license under certain patents, which the Company referred to collectively as the Eiken Licensed Patents, relating, in part, to loop-mediated isothermal amplification, to develop, make, use, sell, offer for sale and dispose of any reagent, product, kit, device, equipment and/or system for nucleic acid-based in-vitro diagnostic tests for detection of SARS-CoV-2, which causes COVID-19, which the Company collectively referred to as the Initial Licensed Products, in the United States. The Company also had limited have-made rights with respect to the Eiken Licensed Patents.

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

The Company was obligated to pay a royalty in the low single-digit percentage on total net sales of all Licensed Products, which was recorded as a cost of products sold. Royalty expense for the three and nine months ended September 30, 2022 was $0.0 million and $4.0 million, respectively, and for the three and nine months ended September 30, 2021 was $0.5 million and $1.0 million, respectively.

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

As of September 30, 2022, the Company had $15.1 million of non-cancellable purchase commitments pursuant to the manufacturing services agreement with Jabil, and technical services agreement with Jabil.

Other Commitments

As of September 30, 2022, the Company had non-cancellable purchase commitments of $27.9 million, consisting primarily of $19.9 million of raw material purchase commitments, and $5.8 million asset and equipment related to expanding its manufacturing capacity and automation, and $2.2 million related to non-commercial services. Of the $27.9 million non-cancellable purchase commitments, the Company accrued for $19.9 million of accrued open non-cancellable purchase commitments related to raw materials for future inventory production (see Note 3).

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
Note 17. Related Parties

The Company incurred less than $0.1 million and $0.1 million in expenses with individuals related to a former executive officer and the Board during both the three and nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company recorded revenues of less than $0.1 million and less than $0.1 million from individuals or companies related to an executive officer and the Board during the three and nine months ended September 30, 2022 and 2021, respectively.

Note 18. Subsequent Events

Reduction in Force

On October 20, 2022, the Board approved a reduction in force involving 56 employees, representing approximately 25.0% of the Company’s workforce. On October 31, 2022, the Company notified such employees of this reduction in force. The Company expects that this reduction in force will be completed by December 30, 2022. On November 14, 2022, the Company notified an additional 97 employees of a second reduction in force, representing approximately 43.0% of its workforce. The Company expects that this reduction in force will be completed by January 15, 2023. The Company does not expect to incur material charges in connection with these reductions in force. These actions are part of the Company’s initiatives to re-balance its cost structure.

Departure of Chief Financial Officer and Appointment of Interim Chief Financial Officer

On November 10, 2022, Daniel George, Chief Financial Officer, notified the Company of his decision to resign, effective November 15, 2022. We expect Mr. George will remain as a consultant to the Company.

Effective upon Mr. George’s resignation, the Board appointed Richard Narido to serve as Chief Financial Officer on an interim basis. Mr. Narido, is currently the Company's Vice President of Finance, a role he has held since March 2021. While acting as interim Chief Financial Officer, Mr. Narido will serve as the Company's principal financial officer and principal accounting officer.

Departure of Board Member and Chief Technology Officer

On November 14, 2022, Debkishore Mitra, Ph.D., Chief Technology Officer and a member of the Board, notified the Company of his decision to resign from both positions, effective November 18, 2022. We expect Dr. Mitra will remain as a consultant to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The unaudited condensed financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our 2021 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2021 Annual Report, “Part II. Item 1A. Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report, that could cause actual results to differ materially from historical results or anticipated results.

When used in this Quarterly Report, all references to "Lucira," the "company," "we," "our" and "us" refer to Lucira Health, Inc.

Overview

We are a medical technology company on a mission to bring central laboratory quality testing for infectious diseases into the home and point of care settings. We aim to have disposable, single use test kit platform replace central lab testing for accurately diagnosing infectious diseases leading to faster treatment and better disease control outcomes. We believe that society benefits from real-time and accurate disease detection in order to deploy time-sensitive therapeutic treatments for the individual and reduce spread of infection in the community. Currently, the United States relies on centralized lab testing for accurate disease detection. We believe testing labs are too geographically centralized, rely too heavily on instrumented equipment, and are expensive and difficult to access. With our polymerase chain reaction, or PCR-quality technology, we offer decentralized and accessible single-use testing for infectious diseases. Our test kits are coupled with our digital platform, Lucira Connect, which is designed to securely deliver a clinically relevant test result to users at home, healthcare providers, and to required public health authorities. In addition, Lucira Connect is available to connect users with virtual care providers that can prescribe treatment plans, including antiviral medications if necessary. We plan on developing and commercializing lab quality single-use test kits for several infectious diseases and have started by commercializing our PCR-quality COVID-19 test kit and our combination COVID-19 and influenza test kit.

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

Since the start of the COVID-19 pandemic, we have achieved the following key milestones:

•
On November 17, 2020, we received an Emergency Use Authorization (“EUA”) from the Food and Drug Administration (“FDA”) for (1) prescription at-home use with self-collected nasal swab specimens in individuals aged 14 and older who are suspected of COVID-19 by their healthcare provider and (2) use at the point-of-care (“POC”), with self-collected nasal swab specimens in individuals aged 14 and older, and in individuals aged 13 and under when the specimen is collected by a healthcare provider at the POC. People who are suspected of COVID-19 are those who are either symptomatic or are thought to have been exposed to COVID-19.
•
On April 9, 2021, we received our first FDA EUA authorization for over-the-counter (“OTC”) non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection).
•
On May 6, 2022, we received the Conformité Européenne Mark (“CE Mark”) for professional use for both our COVID-19 and combination COVID-19 and influenza test kits, clearing them for sale and distribution in the European Union.
•
On May 11, 2022, we submitted our request for EUA authorization from the FDA for prescription at-home use of our combination COVID-19 and influenza test, for those individuals with suspected COVID-19 or influenza. This request for EUA authorization from the FDA was revised and resubmitted to the FDA to include over-the-counter use of our combination test kit, in addition to authorization for prescription at-home use.
•
On May 31, 2022, Health Canada approved our request to extend our current 12-month shelf life to 18 months for our COVID-19 test kit.
•
On June 8, 2022, we received approval for full exemption by the New Zealand Ministry of Health for our LUCIRA CHECK IT COVID-19 Test Kit and our LUCIRA COVID-19 All-In-One Test Kit for self-test.
•
On June 10, 2022, we submitted a revised EUA application to the FDA.
•
On June 14, 2022, we received registration approval in the United Kingdom from the Medical and Healthcare Products Regulatory Agency for both our COVID-19 and combination test kit in the United Kingdom and New Zealand.
•
On July 8, 2022, we submitted our de novo application to the FDA for our COVID-19 test kit. At the request of the FDA, the application was amended with the submission of an eCOPY on July 21, 2022.
•
On July 28, 2022, the FDA approved our request to extend the current 12-month shelf life to 18-months for our COVID-19 test kit.
•
On August 11, 2022, we launched our combination COVID-19 and influenza test kit in Canada following approval by Health Canada for the marketing of our combination COVID-19 and influenza test kit in July 2022.
•
On September 8, 2022, the New Zealand Ministry of Health granted a full exemption for point-of-care use of our combination COVID-19 and influenza test kit.

As of the third quarter of 2022, we have obtained regulatory approvals for our COVID-19 test kits from Health Canada, PSAR approval by Singapore’s Health Sciences Authority, approval from the Taiwan Ministry of Health and Welfare for emergency use, and approved registration from Israel, Hong Kong, New Zealand, Qatar, United Arab Emirates and the United Kingdom and submissions to Australia to further extend access to international markets.

Our PCR-quality platform is designed with a flexible assay architecture in which we can largely leverage existing components to accelerate the development of new test kits for additional indications, including other infectious diseases such as sexually transmitted infections, or STIs, and other respiratory infections.

Since inception through September 30, 2022, we generated $244.4 million of net revenue from the sales of our test kits. Prior to the closing of our IPO, we had financed our operations principally from net proceeds of approximately $137.3 million from sales of our preferred stock, issuances of convertible debt and common stock issuances. On February 9, 2021, we closed our IPO of 10,350,000 shares of common stock, including 1,350,000 shares issued pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. The net proceeds to us from the IPO were $159.9 million, after deducting underwriting discounts and commissions of $12.3 million and offering expenses of $3.7 million.

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

For the nine months ended September 30, 2022 and 2021 we had net loss of $135.5 million and $57.0 million, respectively. We had net income of $13.1 million for the three months ended March 31, 2022, which was the first period we achieved net income since our inception. We have incurred recurring losses and negative cash flow from all other periods of our operating activities. We may continue to incur additional losses and increases in expenses in future periods and the net losses that we incur may fluctuate significantly from period to period due to the seasonality of our product portfolio and as we continue to develop and commercialize our test kits. As of September 30, 2022, we had an accumulated deficit of $264.0 million.

Since the second quarter of 2020, we have primarily devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit. Research and development activities related to our test kits, including the COVID-19 test kit, include clinical, regulatory and manufacturing process initiatives. During the first quarter of 2022, we initiated clinical testing of our combination COVID-19 and influenza test kits. In addition, we expect our general and administrative expenses to continue to increase due to the additional costs associated with scaling our business operations, including personnel costs related to increased headcount for administrative, accounting, information technology, legal, human resources and compliance functions as well as facilities-related costs. As a result, we will require substantial capital to fund manufacturing expansion, inventory purchases and expenses related to our operating activities, including selling, general and administrative expenses, as well as research and development.

On September 10, 2020, we entered into a manufacturing services agreement, or the Jabil MSA, with Jabil Inc., or Jabil, pursuant to which Jabil will manufacture, test, pack and ship certain electronic assemblies and systems in accordance with our specifications. On September 10, 2020, we also entered into a technology services agreement, or the Jabil TSA, with Jabil, pursuant to which Jabil will use commercially reasonable efforts to perform certain technical services related to the development of components, assemblies and systems in relation to each project under the agreement as set forth in one or more statement of work, which may include our COVID-19 test kit and any of our future product candidates. For a more detailed description of these agreements, see Part I, Item 1, “Business—Manufacturing and Supply,” in our 2021 Annual Report and Note 2 and Note 16 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Recent Events

FDA Update

On November 1, 2022, the FDA recommended moving forward with the review and EUA authorization of the Lucira COVID-19 and influenza test for a POC indication. On November 4, 2022, we submitted an amendment to the FDA to limit the indication at this time only to POC use. The FDA has agreed to allow us to further amend this POC EUA to include OTC use once additional prospective clinical data has been obtained through ongoing clinical trials. We believe the delay in receiving the EUA for OTC use will materially adversely impact our ability to generate revenue during this upcoming flu season. As a result, we took a charge for excess inventory in the period as discussed in the section titled “—Cost of Products Sold.” Further as a result, we believe our revenue in the near term will decrease significantly.

Going Concern

Since inception, we have incurred net losses and cash outflows from operations. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future as we continue to work to fund our operations and as we progress through our review of strategic alternatives. As of September 30, 2022, there is substantial doubt about our ability to continue as a going concern within one year from the issuance of our unaudited condensed financial statements.

Based on our current planned operations, the delay in receiving the EUA for OTC of our COVID-19 and influenza test kit, and the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations, will not be sufficient to meet our operating and liquidity needs beyond the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Strategic Review

Our board of directors has initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of our financing strategy. We are in the early stages of this strategic review and have not set a timetable for completion of the review process. There can be no assurance that the process will result in any transaction or strategic change at this time. We plan to engage a financial advisor to assist with the strategic review and to advise on our financials during this review. In the event we are not able to successfully consummate a strategic transaction, or obtain additional financing as discussed above, or will not be able to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Reductions in Force

As previously announced, on October 20, 2022, our board of directors approved a reduction in force involving 56 employees, representing approximately 25.0% of our workforce. On October 31, 2022, we notified such employees of this reduction in force. We expect that this reduction in force will be completed by December 30, 2022. On November 14, 2022, we notified an additional 97 employees of a second reduction in force, representing approximately 43.0% of our workforce. We expect that this reduction in force will be completed by January 15, 2023. These actions are part of our initiatives to re-balance our cost structure.

We do not expect to incur material charges in connection with these reductions in force. These reductions in force are expected to result in approximately $26.4 million of annualized cost savings in total. We may incur additional expenses not currently contemplated due to events associated with the reductions in force. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. See “Risk Factors—Our initiatives to re-balance our cost structure and the associated workforce reductions announced on October 31, 2022 and November 14, 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.”

Factors Affecting Our Business

We believe the following significant factors affect our business:

•
Regulatory Approval of Our Test Kits. Our commercial success, including acceptance and use of our test kits, will depend upon a number of factors, some of which are beyond our control, including primarily the receipt of regulatory approvals for OTC use of our combination COVID-19 and influenza test, and to a lesser extent, for additional indications of our test kits, new products and timing thereof, size of the market opportunity, demand from the public and members of the medical community for our test kits and rate of adoption of our test kits.
•
Market Adoption of Our Test Kits. The commercial success of our test kits will be dependent upon sales to physicians and licensed healthcare providers, businesses customers, consumers and international markets. Our ability to successfully execute on this strategy, and thereby increase our revenue, will in part drive our results of operations and impact on our business.

•
Cost of Revenue. The results of our business will depend in part on our ability to establish and increase our gross margins by effectively managing our costs to produce our test kits. To better meet the market demand for decentralized diagnostic testing, a key part of our growth strategy has been to expand our current manufacturing capacity.
•
Status of COVID-19 Pandemic. Given the unpredictable nature of the COVID-19 pandemic, the size of the COVID-19 diagnostic testing market and the timing of its development are highly uncertain. In the United States, there are currently four COVID-19 vaccines authorized for emergency use or FDA-approved. Although breakthrough cases occur with highly transmissible COVID-19 variants, the widely administered use of efficacious vaccines or new Factors affecting therapeutic treatment for COVID-19 may reduce the demand for COVID-19 diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not substantially grow. While we have currently reduced our work force and made significant adjustments to net realizable value of our inventories and scaled back our current production forecasts, we believe COVID-19, like influenza, will remain endemic for the foreseeable future and there will be a continued need for COVID-19 testing. Our future success with our COVID-19 test kit is substantially dependent on the manner in which the market for COVID-19 diagnostics develops and grows and the timing and degree to which we are able to re-scale our operations to meet anticipated demand.
•
Seasonality. Our ability to accurately forecast demand for our test kits could be negatively affected by many factors, including seasonal demand. We anticipate that we will experience fluctuations in customer and user demand based on seasonality, which for COVID-19, remains unknown. However, for example, because influenza typically occurs in the fall and winter seasons, inventory levels may increase during spring and summer seasons in anticipation of the fall and winter seasons. While we have currently scaled our work force and operations back significantly, inventory levels in excess of customer and user demand in the future may result in additional inventory write-downs or write-offs, which would cause our gross margin to be adversely affected.

Operations

Results of Operations

The following tables sets forth the significant components of our results of operations for the periods presented (in thousands).

	Three Months Ended September 30,
	2022	2021	Change
Net sales	$34,390	$14,976	$19,414	130%
Cost of products sold	133,945	14,837	119,108	803%
Impairment of long-lived assets	—	1,622	(1,622)	(100%)
Gross loss	(99,555)	(1,483)
Operating expenses:
Research and development	9,141	14,342	(5,201)	(36%)
Selling, general and administrative	17,596	11,788	5,808	49%
Total operating expenses	26,737	26,130
Loss from operations	(126,292)	(27,613)
Other income (expense), net:
Interest and other income, net	393	117	276	236%
Interest expense, net	(949)	—	(949)	100%
Total other income (expense), net	(556)	117
Loss before benefit from income taxes	(126,848)	(27,496)	(99,352)	361%
Provision for income taxes	14	—
Net loss	$(126,862)	$(27,496)

	Nine Months Ended September 30,
	2022	2021	Change
Net sales	$151,010	$31,931	$119,079	373%
Cost of products sold	202,657	32,710	169,947	520%
Impairment of long-lived assets	—	1,622	(1,622)	(100%)
Gross loss	(51,647)	(2,401)
Operating expenses:
Research and development	32,089	30,741	1,348	4%
Selling, general and administrative	50,133	23,988	26,145	109%
Total operating expenses	82,222	54,729
Loss from operations	(133,869)	(57,130)
Other income (expense), net:
Interest and other income, net	736	399	337	84%
Interest expense, net	(2,312)	(281)	(2,031)	723%
Total other income (expense), net	(1,576)	118
Loss before provision for income taxes	(135,445)	(57,012)	(78,433)	138%
Provision for income taxes	16	—
Net loss	$(135,461)	$(57,012)

Net Sales

We currently derive all of our revenue from the sales of our COVID-19 test kit and our combination COVID-19 and influenza test kit, which we account for in accordance with the provisions of Accounting Standards Codifications, or ASC, Topic 606, Revenue from Contracts with Customers. Product revenue is recognized upon the transfer of control of our test kits to the customer, which occurs at a point in time, typically upon shipment to the customer, unless terms of contractual arrangements with customers state otherwise in which case the control is transferred upon completion of delivery and customer acceptance of products.

Our commercial strategic objective is to deploy our COVID-19 and the combination COVID-19 and influenza test kits, where approved, for OTC use, and to a lesser extent, POC use, to new and existing customers who will continue to require accurate and immediate diagnoses as COVID-19 moves to the endemic stage. In the future we expect their needs will evolve into a combination COVID-19 and influenza PCR-quality test. Our customers fall into four customer channels: 1) U.S. healthcare systems and providers; 2) sophisticated business and governments; 3) self-directed consumers in the home; and 4) an international channel, which includes healthcare, businesses and governments and individual consumer customers with local market needs.

The increases in revenue for the three and nine months ended September 30, 2022, were primarily due to increased volume in units sold.

We believe the delay in receiving the EUA for OTC of our combination COVID-19 and influenza test kit coupled with a decline in demand for our COVID-19 test kits will materially adversely impact our ability to generate revenue during this upcoming flu season. As a result, we took a charge for excess inventory in the period as discussed in the section titled “—Cost of Products Sold.” Further as a result, we believe our revenue in the near term will decrease significantly. In addition, we may experience fluctuations in net sales as a result of changes in customer and user demand for our test kits based on prevalence and severity of those experiencing possible COVID-19 or similar flu-like symptoms during the annual cold and flu season, which for COVID-19 remains unknown. Our net sales may also fluctuate from quarter-to-quarter due to a variety of factors, including our ability to successfully expand our commercial sales function to meet anticipated customer demand, the number of businesses and healthcare providers who are aware of and use our test, the availability of reimbursement, and seasonality with our COVID-19 and our combination COVID-19 and influenza test kits.

Cost of Products Sold

Costs of products sold includes cost of raw materials and supplies for our finished test kits, direct labor, contract manufacturing fees, in-bound and out-bound freight and internal shipping and handling costs incurred in manufacturing our test kits, royalties, allocated overhead, depreciation expense and charges for excess and obsolete inventory.

Much like our revenue, we began to generate cost of products sold in December 2020, after we received an EUA from the FDA for POC and prescription-at-home use of our COVID-19 test kit. Cost of products sold was $133.9 million and $202.7 million during the three and nine months ended September 30, 2022, respectively, as compared to $14.8 million and $32.7 million for the three and nine months ended September 30, 2021, respectively. Cost of products sold for the three and nine months ended September 30, 2022 includes a $107.2 million charge for excess inventory based on management's assessment of current inventory levels as compared to current net sales forecasts of its COVID-19 test kit and combination COVID-19 and influenza test kit. The charge includes $69.8 million related to inventory, $7.4 million related to prepaid component parts and $30.0 million of accrued liabilities, of which $27.3 million related to excess non-cancellable purchase commitments for raw materials and non-cancelable purchase commitments with Jabil and $2.7 million primarily related to materials purchased by Jabil on our behalf for which we have not been billed as of September 30, 2022. Based on management's assessment of facts and circumstances, it was determined that a charge for excess inventory was necessary to adjust the carrying value of COVID-19 test kit units on hand as of September 30, 2022 to their estimated net realizable value.

We expect that cost of products sold will increase on an absolute basis as the number of COVID-19 test kits and combination COVID-19 and influenza test kit sales increases. On a per unit basis, the cost of our test kit may decrease over time due to anticipated volume discounts on outsourced manufacturing costs, materials and shipping costs, and through other volume efficiencies we may gain as the number of test kits manufactured increases. We may experience fluctuations in our cost of products sold, which similar to net sales volumes, may be impacted by changes in customer and user demand for our test kits based on prevalence and seasonality, which for COVID-19 remains unknown.

Gross Loss

Gross loss increased $98.1 million and decreased $49.2 million during the three and nine months ended September 30, 2022, respectively, as compared to the corresponding periods of 2021. The increase in gross loss for the three months ended September 30, 2022, was primarily due to a $107.2 million charge for excess inventory based on management's assessment of current inventory levels as compared to current net sales forecasts of its COVID-19 test kit and combination COVID-19 and influenza test kit. The charge includes $69.8 million of excess inventories, $7.4 million of advanced payments related to procurement of sub-assembly components and $30.0 million of accrued liabilities, of which $27.3 million related to excess non-cancellable purchase commitments for raw materials and non-cancelable purchase commitments with Jabil and $2.7 million primarily related to Jabil-owned materials that we have not issued a purchase order for as of September 30, 2022.The charge for excess was partially offset by increases in net sales of our COVID-19 test kit following the EUA approval received in November 2020 and efficiencies resulting from increased manufacturing output and scale.

We expect our gross profit (loss) to be affected by a variety of factors, including sales volume of our test kit, pricing pressures, the success of our cost-reduction strategies, the cost of test kit materials, manufacturing costs, headcount and charges for excess inventory. We expect our margin to increase to the extent we are successful in our ability to lower the costs associated with the production of our test kits, that includes increasing our production output in a lower cost environment and utilizing high volume manufacturing equipment in much of the production process. If these efforts are successful, we believe we will be able to increase our gross margin.

Research and Development

Research and development expenses for the three and nine months ended September 30, 2022 decreased $5.2 million, or 36%, and increased $1.3 million, or 4%, respectively, compared to the corresponding periods in 2021. These increases were primarily due to increased expenses related to continued development and clinical activities to support new products. For the three months ended September 30, 2022, the decrease of $5.2 million was primarily driven by decreases of $2.9 million in supplies and materials and $1.9 million in third-party professional services related to the redevelopment of our manufacturing and quality release process in preparation for launching our Dominican Republic manufacturing facility with Jabil, and $1.1 million in facility-related expenses, offset by $0.9 million increase in personnel-related expenses.

For the nine months ended September 30, 2022, we supported research and development activities such as test kit development, testing, and validation of manufacturing activities related to our COVID-19 and combination COVID-19 and influenza test kits through increased personnel-related expenses of $5.1 million, offset by decreases of $2.4 million in facility-related expenses and $1.8 million in supplies and materials.

We expect that our research and development expenses will continue to increase in absolute dollars, but will vary as a percentage of revenue, as we continue to invest in development activities related to our current and future test kits and as our revenue increases as a result of sales of our test kits.

Selling, General and Administrative

Selling, general and administrative expenses consist of personnel costs, including stock-based compensation expense, accounting and legal expenses, consulting costs, insurance and allocated overhead including rent, depreciation and utilities.

Selling, general and administrative expenses for the three and nine months ended September 30, 2022 increased $5.8 million, or 49%, and $26.1 million, or 109%, respectively, as compared to the corresponding periods in 2021. The increases were primarily due to increasing personnel-related costs and third-party services to facilitate commercial activities and public company compliance. For the three months ended September 30, 2022, the $5.8 million increase from the corresponding prior year period was primarily driven by $1.8 million increase in third-party professional fees, $0.8 million in office-related expenses, $0.4 million in supplies and materials, and $2.4 million in sales and marketing expenses.

For the nine months ended September 30, 2022, we had higher professional expenses of $9.2 million for administrative and legal support costs, higher headcount and personnel-related expenses of $5.1 million, $5.6 million of sales and marketing expenses, $2.3 million of office-related expenses and $3.7 million of facility-related expenses.

We expect that our selling, general and administrative expenses will increase as we invest in the infrastructure of our commercial and sales organization to support the commercialization of our COVID-19 test kit and our combination COVID-19 and influenza test kit. We expect our general and administrative expenses will increase in support of our expanding operations including increased headcount and related personnel costs, investments in corporate and research facilities, information technology, increased compliance-related costs including accounting, audit, legal and consulting services expenses.

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

The components of interest income and other income (expense), net were not significant during both the three and nine months ended September 30, 2022 and 2021.

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

Interest expense for the three and nine months ended September 30, 2022 were $0.9 million and $2.3 million, respectively, as compared to insignificant amounts for the corresponding periods in 2021, respectively. The increases in interest expense were primarily the result of contractual interest incurred on the $30.0 million Term Loans under the Amended Loan Agreement in February 2022 and increases in the Wall Street Journal prime rate during the periods. Interest expense also includes $0.2 million and $0.5 million, respectively, of non-cash interest expense related to the amortization of issuance costs and debt discounts. Interest expense for the three and nine months ended September 30, 2022 was net of $0.1 million and $0.2 million capitalized interest, respectively.

We may incur higher contractual interest expense due to further increases in the Wall Street Journal prime rate applied to our outstanding balance of the Term Loans and such rates as may be applied to additional Term Loan advances, contingent upon us achieving the net sales milestones as defined the Amended Loan Agreement.

Provision for Income Taxes

The provision for income taxes of $14.0 thousand and $16.0 thousand for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021 were due to a decrease in taxable net income for the periods. The effective tax rate for 2022 and 2021 differed from the U.S. federal statutory rate of 21% primarily due to the utilization of net operating losses and state taxes.

Our effective annual tax rate may increase if we generate higher federal and state pretax income or establish nexus in additional states as we continue to expand our operations and sales into additional markets.

Liquidity and Capital Resources

Based on our current planned operations, the delay in receiving the EUA for OTC of our COVID-19 and influenza test kit, and in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs beyond the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. There is no assurance that management will be able to obtain additional liquidity or be successful in raising additional funds or that such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. In addition, we are unable to determine at this time whether any of these potential sources of liquidity will be adequate to support our operations or provide sufficient cash flows to us to meet our obligations as they become due and continue as a going concern. In the event we determine that additional sources of liquidity will not be available to us or will not allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

Sources of Liquidity

Our primary source of operating cash is cash collected from customers related to sales of our COVID-19 test kit and sales of our combination COVID-19 and influenza test kits, where approved. We may supplement our cash operating needs by entering into additional other financing arrangements, additional public offerings of our common stock or convertible notes. There can be no assurance that such sources of cash will be readily available during times required to meet our cash operating requirements or at terms favorable to us.

For the three and nine months ended September 30, 2022, we had net loss of $126.9 million and $135.5 million, respectively. For the three and nine months ended September 30, 2021 we had net loss of $27.5 million and $57.0 million, respectively. We had net income of $13.1 million for the three months ended March 31, 2022, which was the first period we achieved net income since our inception. We have incurred recurring losses and negative cash flow from all other periods of our operating activities. We began generating product revenues in the fourth quarter of 2020, and we achieved $93.1 million of net sales of our COVID-19 test kits during 2021, followed by $34.4 million and $151.0 million of net sales of our COVID-19 test kits during the three and nine months ended September 30, 2022. We expect to continue to incur additional losses and increases in expenses in future periods and the net losses that we incur may fluctuate significantly from period to period due to the seasonality of our product portfolio and as we continue to develop and commercialize our test kits. As of September 30, 2022, we had an accumulated deficit of $264.0 million. Management expects that operating losses and negative cash flows from operating activities will continue in the foreseeable future. As discussed in “Overview—Recent Events,” management believes there is substantial doubt about our ability to continue as a going concern.

In February 2022, we entered into the Loan Agreement with Hercules and SVB providing for term loans in an aggregate principal amount of up to $80.0 million available in four tranches with the first tranche for $30.0 million funded to us at closing. The Loan Agreement was subsequently amended on March 17, 2022 and June 15, 2022 (the "Amended Loan Agreement"). The term loans will mature on February 1, 2026. In connection with the entry into the Amended Loan Agreement, we issued a warrant for 59,642 shares of common stock to each of Hercules and SVB. Each warrant is exercisable for a period of seven years from issuance at a per-share exercise price equal to $5.03. Subject to certain conditions as required under the Amended Loan Agreement, we may draw upon these term loans to fund our operations as needed to support our planned growth and expansion to support the expected increase in demand for our test kits. In the event that we breach the financial covenants requiring us to maintain certain minimum cash and revenue levels beginning in 2023, Hercules and SVB may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Amended Loan Agreement, terminate any commitment to extend further credit and foreclose on the collateral. In addition, if an event of default occurs under the Amended Loan Agreement, Hercules and SVB may, among other things, accelerate the Term Loans or do any acts it considers necessary or reasonable to protect its security interest in the collateral under the Term Loans. Events of default include the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise). The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations. See Note 10 to our unaudited condensed financial statements included elsewhere in this Quarterly Report.

Uses of Liquidity

Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash to fund capital expenditures and working capital requirements as we grow our commercial infrastructure. We may continue to incur operating losses in the near term as our operating expenses will be increased to support the growth of our business. We expect that our selling, general and administrative expenses, and research and development expenses will continue to increase as we seek additional regulatory approvals and further develop test kits, increase our test kit manufacturing volume, expand our marketing efforts to drive increased adoption of our test kits.

We may also have cash requirements related to capital expenditures to support the planned growth of our business, including investments in corporate facilities and equipment.

As previously announced, on October 20, 2022, our board of directors approved a reduction in force involving 56 employees, representing approximately 25.0% of our workforce. On October 31, 2022, we notified such employees of this reduction in force. We expect that this reduction in force will be completed by December 30, 2022. On November 14, 2022, we notified an additional 97 employees of a second reduction in force, representing approximately 43.0% of our workforce. We expect that this reduction in force will be completed by January 15, 2023. These actions are part of our initiatives to re-balance our cost structure. We do not expect to incur material charges in connection with these reductions in force. These reductions in force are expected to result in approximately $26.4 million of annualized cost savings in total. We may incur additional expenses not currently contemplated due to events associated with the reductions in force. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially.

Lease Arrangements

We have operating leases for corporate offices, operations and research and development facilities. These leases have remaining lease terms of one to 10 years. The lease of operations and research and development facilities includes costs for utilities and common area maintenance which are not included in the calculation of lease payments.

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

In June 2022, we executed a lease for a 20,400 square foot facility in Berkeley, California to serve as office and research and development space. We took possession of the facility on June 15, 2022 to begin tenant improvements and expect completion and assumption of full occupancy by March 2023. The term of the lease is 99 months, during which time we are obligated to make monthly rent payments, which are approximately $1.4 million on an annual basis.

The reductions in force announced on October 31, 2022 and November 14, 2022, and any future reductions in force if they occur, may impact other areas of our liabilities and obligations, including reductions in our lease obligations prior to the expiration of lease terms, which could result in losses in future periods.

License and Distribution Agreements

Pursuant to the Eiken Agreement we entered into in July 2020, we were obligated to make milestone payments upon the achievement of specified regulatory milestones as well as royalty payments. In April 2021, we paid the first installment of the world-wide license in the amount of $9 thousand. The second installment for the world-wide license of $9 thousand was paid in July 2021. See Part I, Item 1, “Business–Intellectual Property–License Agreement with Eiken Chemical Co., Ltd.” and Note 5 to our audited financial statements included in Part II, Item 8, of our 2021 Annual Report. On March 8, 2022, we provided notice of termination of the Eiken Agreement, which became effective May 12, 2022. We terminated the Eiken Agreement because certain Eiken Licensed Patents have expired, all of which are in locations which we operate. As a result of the termination, we are no longer required to make any future royalty payments under the Eiken Agreement.

We also enter into contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts do not contain any minimum purchase commitments. Payments due upon cancellation consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.

Non-cancellable purchase commitments

As of September 30, 2022, we had non-cancellable purchase commitments of $36.2 million, consisting primarily of $19.9 million of raw material purchase commitments, $5.8 million of asset and equipment related to expanding our manufacturing capacity and automation, $2.2 million related to non-commercial services, and $15.1 million pursuant to the Jabil MSA and the Jabil TSA. Under the Jabil MSA, we are obligated to provide, on a monthly basis, a rolling 12-month forecast to Jabil as well as 12 months of historical aggregate end customer demand at the finished product level, when available, which will be used to constitute written purchase orders from us, and we are obligated to purchase the quantity of products that is required by the first four months of each forecast.

We expect that our near and longer-term liquidity requirements will continue to consist of working capital, general corporate expenses and capital expenditures associated with our business. We believe the delay in receiving the EUA for OTC use will materially adversely impact our ability to generate revenue during this upcoming flu season. As a result, we took a charge for excess inventory in the period as discussed in the section titled “—Cost of Products Sold.” Further as a result, we believe our revenue in the near term will decrease significantly. Based on our current planned operations, the delay in receiving the EUA for OTC of our COVID-19 and influenza test kit, and in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations will not be sufficient to meet our operating and liquidity needs beyond the first quarter of 2023. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we would use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Furthermore, we may elect to raise additional capital on an opportunistic basis to fund operations. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We may raise additional capital through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our existing stockholders’ rights. If we raise additional capital through debt financing, which will require consent of out lenders, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through other third-party funding, collaborations agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or test kits or grant licenses on terms that may not be favorable to us.

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

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there is substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a loss), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of our test kits, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations. These factors and the other factors described about under “—Recent Events” create substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(72,315)	$(90,843)
Investing activities	(21,401)	(10,777)
Financing activities	29,451	160,694
Increase (decrease) in cash, cash equivalents, and restricted cash equivalents	$(64,265)	$59,074

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $72.3 million, consisting primarily of our net loss of $135.5 million and adjustments for non-cash charges of $119.3 million and increases our net operating assets and liabilities of $56.1 million. The non-cash charges were primarily driven by a $107.2 million charge for excess inventory, $5.8 million in stock-based compensation expense and $5.0 million in depreciation and amortization. The net cash used by changes in our net operating assets and liabilities was primarily driven by $74.1 million of inventory purchases and a $4.1 million decrease in accrued liabilities, partially offset by an $12.9 million decrease of accounts receivable and $4.4 million decrease in other receivable, other assets, and prepaid expenses and other current assets and a $3.6 million increase in accounts payable. The increase in inventory purchases was primarily a result of our forecast demand and raw materials purchases to meet that expected demand. The decreases in accounts receivable was largely due to decreases in net sales and timing of collections on open accounts receivable.

Net cash used in operating activities for the nine months ended September 30, 2021 was $90.8 million, consisting primarily of our net loss of $57.0 million and changes in our net operating assets and liabilities of $45.9 million, partially offset by adjustments for non-cash charges of $12.1 million. The non-cash charges were primarily driven by $6.5 million in stock-based compensation expense, $2.2 million in depreciation and amortization, $1.6 million in impairment on long-lived assets, $1.3 million in inventory write-off adjustment, $0.3 million of allowance for doubtful accounts, and the loss incurred of $0.3 million on the remeasurement to fair value of the 2020B Notes. The net cash used by changes in our operating assets and liabilities were primarily driven by $39.4 million of inventory purchases, $11.9 million increase in accounts receivable, $11.8 million increase in other receivable, other assets, and prepaid and other current assets, partially offset by $17.1 million increases in accounts payable, accrued liabilities, and customer deposits. The increases in accounts payable and accrued liabilities were largely due to increased expenditures in operations, research and development and selling, general and administrative activities.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021 was $21.4 million and $10.8 million, respectively, consisting of purchases of property and equipment. The increase was primarily due to investing in our manufacturing capabilities to support the commercialization of our test kits.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $29.5 million, consisting primarily of proceeds, net of issuance costs for the Term Loans payable.

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

Emerging Growth Company Status

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our unaudited condensed financial statements may not be comparable to companies who have adopted new or revised accounting pronouncements.

We will remain an emerging growth company until the earlier of (1) (a) December 31, 2026, (b) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion or (c) the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Critical Accounting Policies and Significant Management Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

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

As described below, management has designed and has begun executing a remediation plan to address the material weakness and further actions are ongoing as of September 30, 2022. We have not had sufficient time to test the effectiveness of the remediation actions. As a result, the material weakness continued to be present as of September 30, 2022.

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

You should carefully consider the following risk factors, together with all other information in this Quarterly Report, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described in our 2021 Annual Report.

Risks Related to Our Business and Strategy

We have incurred losses since our inception and we anticipate that we may incur additional losses in future periods, and the net losses that we incur may fluctuate significantly from period to period, which could harm our future business prospects. *

We had incurred net losses since our inception. For the three and nine months ended September 30, 2022, we had net loss of $126.9 million and $135.5 million, respectively, compared to a net loss of $27.5 million and $57.0 million for the three and nine months ended September 30, 2021, respectively. For the three months ended March 31, 2022, we had net income of $13.1 million, representing our first quarter of net income. We may incur additional losses and increased operating expenses in future periods, and the net losses that we incur may fluctuate significantly from period to period. As of September 30, 2022, we had an accumulated deficit of $264.0 million. To date, we have financed our operations principally from sales of our COVID-19 test kit, issuance and sale of our common stock through our initial public offering, grant revenue and the issuances and sales of convertible promissory notes and preferred stock. We have devoted our resources to the research, development, manufacturing and commercialization of our COVID-19 test kit, combination COVID-19 and influenza test kit, and to research and development activities related to these test kits, including clinical, regulatory and manufacturing initiatives to obtain marketing approval. These losses have, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity. Because of the numerous risks and uncertainties associated with our research, development, manufacturing and commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would make it difficult to finance our business and accomplish our strategic objectives, which would negatively affect our business, financial condition, results of operations, and cash flows.

There is substantial doubt about our ability to continue as a going concern and holders of our common stock could suffer a total loss of their investment. We will need to raise additional capital to fund our existing operations, develop our platform, commercialize new products or expand our operations.*

We believe the delay in receiving the EUA for OTC use will materially adversely impact our ability to generate revenue during this upcoming flu season. As a result, we took a charge for excess inventory in the period as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost of Products Sold.” Further as a result, we believe our revenue in the near term will decrease significantly. Coupled with our recurring losses from operations and negative cash flows, there is substantial doubt about our ability to continue as a going concern and holders of our common stock could suffer a total loss of their investment. Our board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of our financing strategy. Any failure or delay to secure such strategy could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection, or Bankruptcy Protection, under Chapters 7 or 11 of the United States Bankruptcy Code.

Based on our current planned operations, the delay in receiving the EUA for OTC of our COVID-19 and influenza test kit, and in the absence of additional sources of liquidity, management anticipates that our existing cash and cash equivalents and anticipated cash flows from operations, will not be sufficient to meet our operating and liquidity needs beyond the first quarter of 2023. If our available cash and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of failure to secure additional regulatory approvals for our test kits, lower than anticipated or non-existent demand or reimbursement levels for our test kits, or otherwise, we may seek to issue equity or convertible debt securities, enter into a credit facility or another form of third-party funding, seek other debt financing or enter into collaborations or licensing arrangements.

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

Our present and future funding requirements will depend on many factors, some of which are beyond our control, including:

•
the cost and timing of additional regulatory clearances or approvals for our test kits and any future test kits, primarily for OTC use;
•
our ability to achieve and maintain revenue growth;
•
our rate of progress in, and cost of the sales and marketing activities associated with, establishing adoption of and reimbursement for our COVID-19 test kit;
•
our rate of progress in, and cost of research and development activities associated with, our combination COVID-19 and influenza test kit;
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

In addition, our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the COVID-19 pandemic and actions taken to slow its spread, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development, manufacturing or commercialization of our COVID-19 test kit, combination COVID-19 and influenza test kit, or other research and development initiatives. If this were to occur, our ability to grow and support our business and to respond to market challenges could be significantly limited, which could have a material adverse effect on our business, financial condition and results of operations.

In the event that sufficient additional funds are not obtained through strategic collaboration opportunities, sales of securities, funding facilities, licensing arrangements, borrowing arrangements and/or asset sales on a timely basis, we may be required to reduce expenses through the delay, reduction or curtailment of our projects, or further reduction of costs for facilities and administration. Moreover, if we do not obtain such additional funds, there is substantial doubt about our ability to continue as a going concern and increased risk of insolvency and up to total loss of investment to our stockholders and other security holders. As of the date hereof, we have not obtained a solvency opinion or otherwise conducted a valuation of our properties to determine whether our debts exceed the fair value of our property within the meaning of applicable solvency laws. If we are or become insolvent, holders of our common stock or other securities may lose the entire value of their investment.

We cannot provide assurances that changed or unexpected circumstances will not result in the depletion of our capital resources more rapidly than we currently anticipate. There can be no assurances that we will be able to raise additional capital in sufficient amounts or on favorable terms, or at all. If we are unable to raise adequate additional capital when required or in sufficient amounts or on terms acceptable to us, we may have to delay, scale back or discontinue one or more product development programs, curtail our commercialization activities, significantly reduce expenses, sell assets (potentially at a loss), enter into relationships with third parties to develop or commercialize products or technologies that we otherwise would have sought to develop or commercialize independently, cease operations altogether, pursue an acquisition of our company at a price that may result in up to a total loss on investment for our stockholders, file for bankruptcy or seek other protection from creditors, or liquidate all of our assets.

There can be no assurance that our review of strategic alternatives will result in a transaction satisfactory to holders of our common stock or any change at all.*

Our board of directors had initiated a review of strategic alternatives, including a potential sale, merger or other strategic transaction, and of our financing strategy. We are in the early stages of our strategic review and we have not set a timetable for the completion of the review process. We cannot be certain of the timing of any transaction or strategic change or that we will be able to effect one at all. Even if a strategic transaction is consummated, it may not return any value to holders of our common stock. Regardless of whether we execute a strategic solution, the adverse pressures we have experienced may continue or intensify, and we will continue to face all of the risks identified in this section entitled “Risk Factors,” including the risk that there is substantial doubt about our ability to continue as a going concern.

The pursuit of the additional capital and strategic alternatives will consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.*

We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue and execute any strategic alternative or to obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of additional capital may materially adversely impact our financial condition and partially offset the value of any strategic plan we execute or additional financing we obtain. In addition, doubts about our ability to continue as a going concern could impact our relationships with our customers, business partners, prospects and other third parties and our ability to obtain, maintain or renew contracts with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our strategy and implement our business objectives, thereby having a material adverse effect on our business, financial condition and results of operations.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.*

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the high costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our customers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for us. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.*

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

We have refocused our near-term business strategy on responding to the COVID-19 pandemic, for which the diagnostic testing market is new and rapidly developing, making it difficult to evaluate our business and future prospects. Our focus on a rapidly developing and changing market could make it difficult to succeed and achieve our goals and could harm our future business prospects. *

Prior to the COVID-19 pandemic, we focused our research and development efforts on developing our molecular nucleic acid amplification technology for use in our influenza test kit. However, based on our clinical trials of our influenza test kit to date, we adapted our molecular nucleic acid amplification technology to detect whether a person is shedding the SARS-CoV-2 virus that causes COVID-19. In addition, due to the duration of the COVID-19 pandemic and the overlapping symptoms of COVID-19 and influenza, we have also focused on developing our combination COVID-19 and influenza test kit. We received CE Marks for professional use for both our combination COVID-19 and influenza and COVID-19 molecular tests, clearing both tests for sale and distribution throughout the European Union. We received authorization from Health Canada to market our combination COVID-19 and influenza test kits for individual use. On May 11, 2022, we submitted our request for EUA authorization from the FDA for prescription at-home use of our combination COVID-19 and influenza test, for those individuals with suspected COVID-19 or influenza. This request for EUA authorization from the FDA was revised and resubmitted to the FDA to include over-the-counter use of our combination test kit, in addition to authorization for prescription at-home use. On November 1, 2022, the FDA recommended moving forward with the review and EUA authorization of the Lucira COVID-19 and influenza test for a POC indication. On November 4, 2022, we submitted an amendment to the FDA to limit the indication at this time only to POC use. The FDA has agreed to allow us to further amend this POC EUA to include OTC use once additional prospective clinical data has been obtained through ongoing clinical trials. The market for COVID-19 and combination COVID-19 and influenza diagnostic testing is rapidly developing and changing, which makes it difficult to evaluate our future business prospects and, therefore, we may not be able to achieve our goals and strategy.

We have encountered, and will continue to encounter, risks and difficulties, some of which are outside of our control, frequently experienced in rapidly developing and changing industries, including those related to:

•
the possibility that the FDA or similar foreign agency does not provide regulatory approval, such as the FDA's recent recommendation of moving forward with the review and EUA authorization of the combination COVID-19 and influenza test for a POC indication only;
•
our ability to compete with companies that are currently in, or may in the future enter, the COVID-19 and combination COVID-19 and influenza diagnostic testing market, including companies with greater financial, technical and other resources than our company;
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
•
the failure of physicians to prescribe our COVID-19 and combination COVID-19 and influenza test kit, where approved;
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

Given the unpredictable nature of the COVID-19 pandemic, the potential size of the COVID-19 and combination COVID-19 and influenza diagnostic testing market and the timing of its development are highly uncertain. In addition, the production and widely administered use of efficacious vaccines or treatments for COVID-19 or influenza may reduce the demand for diagnostic tests and, as a result, the COVID-19 and combination COVID-19 and influenza diagnostic testing market may not substantially grow. Currently there are companies developing vaccines and therapeutic treatments for COVID-19, and in the United States, there are currently three COVID-19 vaccines authorized for emergency use or FDA-approved. Our future success is substantially dependent on the manner in which the market for COVID-19 and combination COVID-19 and influenza diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our test kits, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

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

On November 17, 2020, we received an EUA from the FDA for POC and prescription at-home indications for the detection of nucleic acid from SARS-CoV-2, the virus that causes COVID-19, in nasal swab samples from people who are suspected of COVID-19. On April 9, 2021, we received an EUA from the FDA for our COVID-19 test kit for OTC non-prescription use among symptomatic and asymptomatic individuals aged 14 and older (with self-collection) and children aged two to 13 (with parent collection). On June 30, 2021, we withdrew our pending EUA application with the FDA that was intended to expand our current prescription EUA for suspected symptomatic individuals to include asymptomatic individuals because we decided to refocus on an FDA 510(k) submission. Although we have submitted a de novo FDA 510(k) for this test kit, we may be compelled to instead pursue an EUA. In the event that we need to pursue an EUA, the FDA may require additional data, including additional validation data and clinical performance data, and may not ultimately issue an authorization to expand our POC indication. Changes in FDA policies, guidance, and requirements for EUA application submission may delay FDA authorization of additional indications for our COVID-19 test kit. Further, given the high volume of EUA requests received by the FDA and other factors due to the COVID-19 pandemic, including any disruptions in the FDA’s normal operations, the FDA’s review of an amended or additional EUA application may be significantly delayed. The FDA may not grant an EUA for additional indications of our COVID-19 test kit on a timely basis or at all, which could harm our future business prospects.

The distribution and advertising conditions set forth in our existing EUAs limit our market opportunities and restrict how we can commercialize our COVID-19 test kit. For example, according to our authorized EUAs, our COVID-19 test kit must comply with certain labeling requirements, including the label that our COVID-19 test kit has not been FDA cleared or approved but has been authorized by the FDA under an EUA and that our COVID-19 test kit has been authorized only for the detection of nucleic acid from SARS-CoV-2, and not for any other viruses or pathogens. In addition, if any additional EUAs are granted for our COVID-19 test kit, the distribution and advertising conditions set forth in the EUA may limit our market opportunities or restrict how we can commercialize our COVID-19 test kit. If the FDA’s policies and guidance change unexpectedly and/or materially or if we misinterpret them, potential sales of our COVID-19 test kit could be adversely impacted. In addition, the FDA may revoke our existing or any future EUA where it is determined that the COVID-19 public health emergency no longer exists or warrants such authorization, or if new evidence becomes available that indicates that our test kit is not as safe, effective or reliable as the data provided in the applicable EUA application. The COVID-19 public health emergency was extended in October 2022 and is currently set to expire in January 2023, and it is currently unclear whether it will be extended. We cannot predict how long an EUA will remain effective and we may not receive advance notice from the FDA regarding revocation of our EUAs. The termination or revocation of our existing EUAs for our COVID-19 test kit would cause us to cease our commercialization efforts until and if we have obtained marketing authorization from the FDA through another regulatory pathway. In addition, changing policies and regulatory requirements could require us to obtain a 510(k) or other marketing authorization from the FDA for our COVID-19 test kit, which could limit, delay or prevent commercialization of our COVID-19 test kit and could adversely impact our business, financial condition and results of operations.

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

The Centers for Disease Control and Prevention, or CDC, and the World Health Organization, or WHO, have highlighted Omicron as the notable SARS-CoV-2 Variant of Concern: (1) Omicron (also known as B.1.1.529, BA.1, BA.1.1, BA.2, BA.2.9.1, BA.2.11, BA.2.13, BA.2.12.1, BA.2.75, BA.3, BA.4, BA.4.6, BA.5 and XE) first detected in multiple countries. Additionally, six other variants have been under continued surveillance: (1) Delta (also known as B.1.617.2, all sublineages) first detected in India, (2) Alpha (also known as B.1.1.7, all sublineages) first detected in the United Kingdom, (3) Beta (also known as B.1.351, all sublineages) first detected in South Africa, (4) Gamma (also known as P.1, all sublineages) first detected in Japan/Brazil, (5) Lambda (also known as C.37, all sublineages) first detected in Peru, (6) Mu (also known as B.1.621, all sublineages) first detected in Colombia. We perform routine surveillance of emerging SARS-CoV-2 strains by periodically evaluating in silico reactivity against sequence databases. These evaluations have shown that these variants are reactive to the LUCIRA COVID-19 CHECK-IT and All-In-One Test Kits. Our assay targets two non-overlapping regions of the SARS-CoV-2 genome. The detection regions are unaffected by the mutations in the spike protein of SARS-CoV-2 in the variant strains.

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

On November 1, 2022, the FDA recommended moving forward with the review and EUA authorization of the Lucira COVID-19 and influenza test for a POC indication. On November 4, 2022, we submitted an amendment to the FDA to limit the indication at this time only to POC use. The FDA has agreed to allow us to further amend this POC EUA to include OTC use once additional prospective clinical data has been obtained through ongoing clinical trials. We believe the delay in receiving the EUA for OTC use will materially adversely impact our ability to generate revenue during this upcoming flu season. As a result, we took a charge for excess inventory in the period as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost of Products Sold.” Further as a result, we believe our revenue in the near term will decrease significantly.

In addition, the combination COVID-19 and influenza diagnostic testing market is susceptible to rapid technological developments and we may not be able to match any new technological advances, which would render our COVID-19 and combination COVID-19 and influenza test kit uncompetitive or obsolete. If we are unable to match technological improvements in competitive products or effectively respond to the needs of our customers and users, the demand for our COVID-19 and combination COVID-19 and influenza test kits could be reduced.

Our commercial success, including acceptance and use of our COVID-19 and combination COVID-19 and influenza test kit, will depend upon a number of factors, some of which are beyond our control, including:

•
the timely receipt of additional marketing authorizations and approvals from the FDA and other similar regulatory authorities primarily for OTC use;
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

Our near-term revenue will be primarily generated from sales of our COVID-19 test kit and our combination COVID-19 and influenza test kit, and we are highly dependent on these test kits for our success.

We expect that sales of our COVID-19 test kit and our combination COVID-19 and influenza test kits, primarily for OTC use, will account for the substantial majority of our revenue for the foreseeable future. Our ability to execute our growth strategy and become profitable will therefore depend upon the adoption of our COVID-19 test kit and our combination COVID-19 and influenza test kit by consumers. We may not be able to successfully negotiate additional customer contracts in a timely manner, on terms favorable to us or at all. If we are unable to execute additional contracts and expand our customer base, we will not be able to increase our revenue which will have a material adverse impact on our business and results of operation. This risk is particularly exacerbated given our very early stage of commercial operations and limited experience with selling and commercializing our products and negotiating contracts with potential customers. We may not be successful in expanding our customer base significantly, or at all. Adoption and use of our COVID-19 test kit and our combination COVID-19 and influenza test kit will depend on several factors, including, but not limited to the accuracy, affordability, reliability and ease of use of our test kit as compared to existing products, and coverage and reimbursement policies with respect to our COVID-19 test kit and products that compete with our COVID-19 test kit and our combination COVID-19 and influenza test kit. Our COVID-19 test kit and our combination COVID-19 and influenza test kit may not gain market acceptance, and any failure to do so would harm our business and results of operations.

Because we expect virtually all of our revenue for the foreseeable future to be generated from sales of our COVID-19 test kit and our combination COVID-19 and influenza test kit, primarily for OTC use, the failure of our COVID-19 test kit and our combination COVID-19 and influenza test kit to garner market acceptance would substantially harm our business and would adversely affect our revenue. If our COVID-19 test kit and our combination COVID-19 and influenza test kit are not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable. Any failure of our COVID-19 test kit and our combination COVID-19 and influenza test kit to be successfully commercialized may have a material adverse effect on our business, operating results, financial condition and cash flows, and could result in a substantial decline in the price of our common stock.

If we are unable to expand our marketing infrastructure, we may fail to increase customer adoption of our test kits to meet our forecasts.

We launched direct-to-consumer sales through our website after we received an EUA from the FDA for OTC use of our COVID-19 test kit in April 2021. Additionally, our COVID-19 test kit was made available on Amazon.com in May 2021. As a result, we have only limited experience marketing our offerings and engaging customers at our current scale. Furthermore, late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA COVID-19 CHECK IT test kit as we prioritized distribution to our partnerships. We reactivated online ordering again via our website in October 2021. We plan to derive a meaningful portion of our revenue from consumer purchases of our test kits. Our ability to expand direct-to-consumer sales and drive broad customer adoption of our test kits is integral to our business. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our test kits in a manner that complies with applicable laws and regulations.

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

Our initiatives to re-balance our cost structure and the associated workforce reductions announced on October 31, 2022 and November 14, 2022, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.*

On October 20, 2022, our board of directors approved a reduction in force involving 56 employees, representing approximately 25.0% of our workforce. On October 31, 2022, we notified such employees of this reduction in force. On November 14, 2022, we notified an additional 97 employees of a second reduction in force, representing approximately 43.0% of our workforce. We expect that this reduction in force will be completed by January 15, 2023. These actions are part of our initiatives to re-balance our cost structure. We do not expect to incur material charges in connection with these reductions in force. These reductions in force are expected to result in approximately $26.4 million of annualized cost savings in total. We may incur additional expenses not currently contemplated due to events associated with the reductions in force, for example, the reductions in force may have a future impact on other areas of our liabilities and obligations, including reductions in lease obligations prior to expiration of lease terms, which could result in losses in future periods. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially. We may not realize, in full or in part, the anticipated benefits and savings from these reductions in force due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the announced reductions in force, our operating results and financial condition would be adversely affected. In addition, we may need to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our initiatives to re-balance our cost structure, including the reductions in force, may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reductions in force seek alternative employment, this could result in us seeking contractor support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing our product or developing our potential product candidates, which would adversely affect our business.

We identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to maintain proper and effective internal controls, which may impair our ability to produce accurate financial statements on a timely basis.*

During the preparation of our financial statements for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting related to the lack of sufficiently designed and implemented controls and procedures to ensure the accuracy of costing and valuation of inventory, appropriate classification of write-offs and consistent reconciliation of inventory balances at various locations. During this period, we did not have a sufficient complement of personnel within the accounting function adequately conducting review and analysis of certain transactions in connection with our commercialization and related to scaling of our commercial sales during the year ended December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Management has designed and has begun executing a remediation plan to address the material weakness and further actions are ongoing as of September 30, 2022. The process to remediate the material weakness includes, but is not limited to, the following (i) enhance existing controls around effective review to prevent and timely detect misstatements of inventory valuation; (ii) design and implement additional controls and enhancement of documentation of procedures and policies to ensure the consistent completion of all inventory-related account reconciliations, the completeness and accuracy of data used to assess the quantity and valuation of inventory and the review and verification by management; and (iii) hiring, retaining and training personnel with experience and expertise in inventory management, cost accounting and internal controls with the collective focus on implementing a sustainable effective internal control structure to ensure completeness, accuracy, existence and cost/valuation of inventory across all locations.

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

The results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in a combination COVID-19 and influenza test kit and may not be sufficient to support the authorization of a combination COVID-19 and influenza test kit in all regions we apply for.*

Between 2018 and 2019, we primarily focused on the research and development of our influenza test kit, during which time we conducted two clinical trials for our influenza test kit in Santiago, Chile, and the United States. The clinical trial conducted in the United States served as the basis for our dual 510(k) and Clinical Laboratory Improvements Amendment, or CLIA, waiver submission for our influenza test kit in the second half of 2019. This clinical trial was conducted across the 2018 and 2019 influenza season and included a comparator. This clinical trial showed similarly strong assay performance as the initial Chile clinical trial, but we failed to meet required endpoints as a result of two main issues. First, the comparator did not detect influenza A virus as well as our assay did, which negatively and artificially lowered our influenza A virus specificity to 92% in the clinical trial. When applying discrepant resolution, our influenza A virus specificity improved to 97%. The impact of running this clinical trial with a single comparator and the comparator not correctly identifying at least 35 specimens as true positives impeded us from being able to provide the necessary clinical data with the level of specificity required by the FDA without additional clinical testing. The second issue related to a higher than anticipated rate of invalids, at nearly 10%. Root cause analysis showed greater than half of invalids to be related to prototype manufacturing quality issues, and importantly, not related to fundamental assay performance. We believe these issues have since been resolved and the assay’s invalid rate is now less than 5%. In January 2020, we received an additional information letter from the FDA discussing this clinical trial and the resulting comparator issues, high rate of invalids and exclusion of samples. As a result, we withdrew our dual 510(k) and CLIA waiver submission for our influenza assay and shifted our focus to the COVID-19 pandemic.

Based on our clinical trials of our influenza test kit to date, we believe our molecular nucleic acid amplification technology is adaptable to detecting whether a person is shedding the influenza A or B viruses that cause influenza. However, the results of our earlier research and development and clinical trials for our influenza test kit may not be replicable in a combination COVID-19 and influenza test kit or sufficient to support the approval of a combination COVID-19 and influenza test kit. Additional clinical trials on the combination COVID-19 and influenza test kit will be required for FDA submission. In addition, the FDA may weigh the results of our prior clinical trials related to our influenza test kit and the issues raised in its January 2020 additional information letter more heavily than anticipated, potentially hindering our future FDA approval of our combination COVID-19 and influenza test kit. We are uncertain as to whether the combined COVID-19 and influenza clinical trials will be successful, and the future trials may not replicate the results of prior clinical trials and pre-clinical studies.

If our test kits fail to achieve the degree of adoption by physicians and licensed healthcare providers, business customers, domestic and international distributors and consumers necessary for commercial success, our operating results and financial condition will be adversely affected, which may prevent or limit our ability to generate revenue and continue our business.*

Even if our test kits receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians and licensed healthcare providers, business customers, domestic and international distributors and consumers. The commercial success of our test kits will depend significantly on sufficient coverage and reimbursement by third-party payors, the broad adoption and use of our test kits by physicians and, for OTC use, ultimate users, for authorized or approved indications. We are aware that other companies are seeking to develop alternative diagnostic products for COVID-19 and influenza, any of which could impact the demand for our COVID-19 test kit and, combination COVID-19 and influenza test kit, respectively.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•
our ability to continue as a going concern;
•
regulatory approval or denial of our test kits, primarily for OTC use, or the revocation or termination of our existing EUAs;
•
the level of demand for any approved test kits, which may vary significantly;
•
the timing and cost of, and level of investment in, research, development, manufacturing, regulatory approval and commercialization activities relating to our test kits, which may change from time to time;
•
the size, seasonality and customer mix of the COVID-19 diagnostic testing market and the combination COVID-19 and influenza diagnostic testing market;
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

Conversely, if we underestimate customer and user demand for our test kits, our manufacturing partner, Jabil, may not be able to deliver test kits that meet our requirements. Demand has exceeded supply for our COVID-19 test kits, and late in the second quarter of 2021, we temporarily halted online sales of our LUCIRA COVID-19 CHECK IT test kit as we prioritized distribution to our partnerships, which could result in damage to our reputation and customer relationships. We reactivated online ordering again via our website in October 2021. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which will negatively affect our business, financial condition and results of operations. We rely substantially on Jabil to manufacture our test kits initially at manufacturing facilities located in Michigan and in the Dominican Republic, however we have closed our manufacturing facility in Michigan and are in the process of transferring the manufacturing equipment to another facility. If Jabil is unable to increase and achieve our required or target production capacities, we would be unable fulfill our actual or anticipated customer demand which would negatively impact our business, financial condition and results of operations. In addition, our inability to meet the manufacturing and production requirements could cause us to lose our existing customers or lose our ability to acquire new customers which would also negatively impact our business, financial condition and results of operations.

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

We are highly dependent on our senior management team and key personnel and our business could be harmed if we are unable to attract and retain personnel necessary for our success.*

We are highly dependent on our senior management team and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals and other highly skilled personnel and to integrate current and additional personnel in all departments. The loss of members of our senior management, sales and marketing professionals and scientists as well as contract employees could result in delays in product development and harm our business. If we are not successful in attracting and retaining highly qualified personnel, it would have a negative impact on our business, financial condition and results of operations.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued, and will in the future issue, stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management and development teams may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these people or the lives of any of our other employees. In addition, our recent reductions in force, and any future reductions in force or other initiatives to re-balance our cost structure, may adversely affect, our ability to attract and retain employees.

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

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be harmed.*

As of September 30, 2022, we had 221 full-time employees and 104 contractors. On October 20, 2022, our board of directors approved a reduction in force involving 56 employees, representing approximately 25.0% of our workforce. On October 31, 2022, we notified such employees of this reduction in force. We expect that this reduction in force will be completed by December 30, 2022. On November 14, 2022, we notified an additional 97 employees of a second reduction in force, representing approximately 43.0% of our workforce. We expect that this reduction in force will be completed by January 15, 2023. These actions are part of our initiatives to re-balance our cost structure. Despite these reductions in force, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Since our inception, we have experienced growth and anticipate further growth in our business operations. This future growth could strain our organizational, administrative and operational infrastructure, including quality control, operational, finance, customer service and sales organization management. In the future, we may need to hire, train and manage additional qualified scientists, laboratory personnel, customer service personnel, and sales and marketing staff and improve and maintain our platform to properly manage our growth. Rapid expansion in personnel could mean that less experienced people develop, market and sell our test kits, which could result in inefficiencies and unanticipated costs, reduced quality and disruptions to our operations. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing and integrating these new employees or if we are not successful in retaining our existing employees, our business may be harmed. We may not be able to maintain the quality or expected turnaround times of our test kits, or satisfy customer demand as it grows. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. The time and resources required to implement these new systems and procedures is uncertain, and failure to complete this in a timely, efficient and effective manner could adversely affect our operations. In addition, as a result of being a public company, we are obligated to develop and maintain effective internal control over financial reporting and any failure to maintain the adequacy of these internal controls may negatively impact investor confidence in our company and, as a result, the value of our common stock.

Our indebtedness to the Lenders may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and our obligations to the Lenders are secured by substantially all of our assets, excluding our intellectual property assets. If we default on these obligations, the Lenders could foreclose on our assets.

In February 2022, we entered into the Loan Agreement providing for term loans in an aggregate amount of up to $80.0 million available in four tranches, or the Term Loans, with the Lenders. The Term Loans will mature on February 1, 2026. As of June 30, 2022, we had $30.0 million outstanding under the Loan Agreement and $50.0 million of principal commitment available for withdrawal through March 15, 2024, subject to the satisfaction of certain conditions required under the Loan Agreement. The Loan Agreement was subsequently amended on March 17, 2022 and June 15, 2022 , or the “Amended Loan Agreement.”

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

For a more detailed description of the terms of the Amended Loan Agreement, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 10. Term Loans to our unaudited condensed financial statements, each included elsewhere in this Quarterly Report.

The sizes of the markets for our test kits may be smaller than we estimate.

Our estimates of the annual addressable markets for our COVID-19 test kit and combination COVID-19 and influenza test kit are based on a number of internal and third-party estimates. For example, our estimates for the COVID-19 diagnostic testing market include, but are not limited to, estimates relating to the number of times per week healthcare workers would be tested, the time period for which tests may be required, administered or sought, as well as the assumed rate at which such test kit will be reimbursed, or the assumed prices at which we can sell our COVID-19 test kit for. In addition, our estimates for the influenza diagnostic testing market are based on a derivative of the CDC’s estimate of symptomatic influenza cases for prior influenza seasons. In light of the FDA’s recent recommendation of moving forward with the review and EUA authorization of our combination COVID-19 and influenza test for a POC indication only, the estimated size of the markets for our combination COVID-19 and influenza test will be for POC only and is expected to be much smaller than our initial estimation. While we believe our assumptions and the data underlying our estimates are reasonable, we have not independently verified the accuracy of the third-party data on which we have based our assumptions and estimates, and these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, including as a result of factors outside our control, thereby reducing the predictive accuracy of these underlying factors. If the actual number of customers who would benefit from our test kits, the price at which we can sell test kits or the annual addressable market for our test kits is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business, financial condition and results of operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including interest rates, inflation and supply disruption. A domestic or global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. Recent events, like the COVID-19 pandemic, Russia’s military intervention in Ukraine, the global sanctions imposed by countries against Russia that followed rising inflation, supply chain disruptions and labor shortages, could result in a severe or prolonged economic downturn and pose a variety of risks to our business, including significant volatility in the price and availability of certain commodities and energy resources, political and social instability, changes in consumer or purchaser preferences, an increase in cyberattacks and espionage, our inability to purchase necessary raw materials or other supplies on acceptable terms, if at all, and our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current political and economic climate and financial market conditions could adversely impact our business.

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

In addition, the FDA may not grant any additional or amended EUAs in a timely manner or at all. For example, on November 1, 2022, the FDA recommended moving forward with the review and EUA authorization of our combination COVID-19 and influenza test for a POC indication. On November 4, 2022, we submitted an amendment to the FDA to limit the indication at this time only to POC use. The FDA has agreed to allow us to further amend this POC EUA to include OTC use once additional prospective clinical data has been obtained through ongoing clinical trials. We believe the delay in receiving the EUA for OTC use will materially adversely impact our ability to generate revenue during this upcoming flu season. As a result, we took a charge for excess inventory in the period as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cost of Products Sold.” Further as a result, we believe our revenue in the near term will decrease significantly.

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

Since we will offer prescription at-home, we expect to assist the prescribing providers in reporting test results. In a prescription at-home setting, the patients will be expected to report their respective results back to the prescribing health care providers who will be responsible for reporting the results to the appropriate public health authorities. We expect to provide two methods to facilitate such reporting, including through an on-package photo guide that would allow users to upload results to secure physician portals and through web-based test results registration reporting. We believe these processes would fulfill our reporting obligations. Additionally, we believe that these methods are secure and in compliance with applicable health information privacy laws, such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA. If governmental authorities conclude that our reporting processes do not comply with applicable law, we or the prescribing physician may be subject to penalties and other damages.

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

We are subject to diverse laws and regulations relating to data privacy and security. In the United States, various federal and state regulators have adopted, or are considering adopting, laws and regulations concerning personal information and data security, including HIPAA. Additionally, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA imposes several obligations on covered businesses, including requiring specific disclosures related to a business’s collection, use, and sharing of personal data, new operational practices, and requirements to respond to requests from California residents related to their personal data. The CCPA contains significant potential penalties for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA in certain critical ways, including by establishing a new California Privacy Protection Agency to implement and enforce the new law. Other states have enacted data privacy laws. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. In Canada, where we operate, we are also/may be subject to the Personal Data Protection and Electronic Documents Act, or PIPEDA, and various related provincial laws. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may harm our business, financial condition and results of operations.

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

In the United States, we are subject to various state and federal anti-fraud and abuse laws, including, without limitation:

•
the Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of a person, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti-Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities. Certain common business activities including, certain reimbursement support programs, educational and research grants or charitable donations, and practices that involve remuneration to those who prescribe, purchase or recommend medical devices, including discounts, providing items or services for free or engaging such people as consultants, advisors or speakers, may be subject to scrutiny if they do not fit squarely within any available exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute. Our business may not in all cases meet all of the criteria for statutory exception or regulatory safe harbor protection from anti-kickback liability;
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

Since the start of the COVID-19 pandemic, Congress has passed several bills addressing coverage and payment for COVID-19 diagnostic tests and related services, including mandates for coverage and payment of certain tests. In addition, future legislation may change current laws to adversely affect coverage and reimbursement of our test kits, which could harm our business.

For example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together, the Affordable Care Act, or the ACA, was a sweeping measure that expanded healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and people, the provision of subsidies to eligible people enrolled in plans offered on the health insurance exchanges and the expansion of the Medicaid program.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain people who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act of 2020 permanently eliminates, effective January 1, 2020, the ACA-mandated medical device tax and the “Cadillac” tax on high-cost employer-sponsored health coverage and, effective January 1, 2021, also eliminates the annual fee imposed on certain health insurance providers based on market share. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will affect the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2031 unless additional Congressional action is taken, with the exception of a temporary suspension of the 2% cut in Medicare payments from May 1, 2020 through March 30, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% beginning April 1 through June 30, 2022 and up to 4% in the final fiscal year of this sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
•
the availability of capital.

Various new healthcare reform proposals are emerging at the federal and state level. For example, beginning January 15, 2022, pursuant to guidance issued by the Biden administration, health plans are required to provide coverage for at-home COVID-19 testing during the public health emergency without imposing any cost-sharing requirements (including deductibles, copayments, and coinsurance), prior authorization, or other medical management requirements. In addition, on April 4, 2022, the Biden administration announced that all Medicare Part B beneficiaries, including those enrolled in a Medicare Advantage plan, will have access to FDA approved, authorized, or cleared over-the-counter COVID-19 tests at no cost during the COVID-19 public health emergency. Medicare Part A beneficiaries are not included in this initiative. Any new federal and state healthcare initiatives that may be adopted could limit the amounts that federal and state governments will pay for healthcare products and services, and could harm our business, financial condition and results of operations.

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

Even if we are successful in defending against intellectual property claims, litigation or other legal proceedings relating to such claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial negative impact on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of litigation or other intellectual property-related proceedings could harm our business, financial condition and results of operations.

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

Our commercial success depends in part on our and any potential future collaborators’ ability to develop, manufacture, market and sell any test kits that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the patents and other intellectual property or proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us or any potential collaborators to alter our development or commercial strategies, obtain licenses or cease certain activities. The medical device industry is characterized by extensive litigation regarding patents and other intellectual property rights, as well as administrative proceedings for challenging patents, including interference, IPR or post-grant review, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions.

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

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.*

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including limited trading volume. For example, from February 8, 2021 to November 11, 2022, our stock price ranged from a high of $37.00 to a low of $0.70. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors including:

•
our ability to maintain sufficient liquidity and the availability to us of additional or continued sources of financing;
•
our ability to continue as a going concern;
•
the receipt of additional or amended EUAs from the FDA for our COVID-19 test kit and combination COVID-19 and influenza test kit, primarily for OTC use, and the timing thereof;
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
•
the degree and rate of physician and market adoption of any of our test kits, and initially our COVID-19 test kit and combination COVID-19 and influenza test kit;
•
announcements by us or our competitors of significant business developments, diagnostic technologies, acquisitions, or new offerings;
•
our ability to withdraw additional funds, or to repay amounts outstanding, under the Amended Loan Agreement;
•
negative publicity associated with issues related to our test kits;
•
changes in the anticipated future size and growth rate of the combination COVID-19 and influenza diagnostic testing markets as a result of widely administered use of efficacious vaccines or other treatments;
•
the development of new vaccines and treatments for COVID-19 or the announcement of impending approval of such new vaccines or treatments;
•
the loss or termination of any rights under the Jabil MSA;
•
our inability to establish collaborations, if needed;
•
future sales of our common stock or other securities, by us or our stockholders;
•
changes in senior management or key personnel;
•
operational impacts resulting from a reduction of force;

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

The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our unaudited condensed financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. For example, in connection with the revenue accounting standard, Accounting Standards Codification, or ASC, Topic 606, management makes judgments and assumptions based on our interpretation of the new standard. The revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the standard. If our assumptions underlying our estimates and judgments relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgments, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Changes in tax law and regulations may have a material adverse effect on our business, financial condition and results of operations.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by the Internal Revenue Service, the U.S. Treasury Department and other governmental bodies. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, financial condition, results of operations, and cash flow. For example, the Inflation Reduction Act of 2022 was recently signed into federal law that includes provisions that may impact the U.S. federal income taxation of corporations, including provisions that will impose a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock. We urge investors to consult with their legal and tax advisers regarding the implication of potential changes in tax laws on an investment in our common stock.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Under the Nasdaq Marketplace Rules, if the bid price of our common stock were to close below the required minimum $1.00 per share for 30 consecutive business days, we may receive a deficiency notice from Nasdaq regarding our failure to comply with Nasdaq Marketplace Rule 5550(a)(2). If we receive such a notice, pursuant to Marketplace Rule 5810(c)(3)(A), we may become subject to a period of 180 calendar days to regain compliance with Rule 5550(a)(2). If at any time the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with Rule 5550(a)(2).

The per share price of our common stock has fluctuated significantly and has been below $1.00 per share. Our stock price may not close at or above $1.00 per share and if the price remains below $1.00 per share, our stock could become subject to delisting. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the listing requirements of Nasdaq.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

None.

Under the Amended Loan Agreement, as amended, the Company is precluded from declaring or paying cash dividends, subject to certain exceptions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Chief Financial Officer and Appointment of Interim Chief Financial Officer

On November 10, 2022, Daniel George, our Chief Financial Officer, notified us of his decision to resign, effective November 15, 2022. Mr. George’s resignation is not the result of any disagreement with the Company’s policies, practices or procedures. We expect Mr. George will remain as a consultant to our company.

Effective upon Mr. George’s resignation as our Chief Financial Officer, our board of directors has appointed Richard Narido to serve as Chief Financial Officer on an interim basis. Mr. Narido, age 44 is currently our Vice President of Finance, a role he has held since March 2021. While acting as interim Chief Financial Officer, Mr. Narido will serve as our principal financial officer and principal accounting officer. From July 2018 to March 2021, Mr. Narido served in various roles at Assembly Biosciences, Inc., including most recently the Executive Director, Finance, Controllership and Treasury. From June 2014 to June 2018, Mr. Narido served in various roles at Bio-Rad Laboratories, including Americas Head of Finance, Global Commercial Operations. Prior to that, Mr. Narido held various finance roles, including Global Head Finance Reporting and Accounting for Novartis Vaccines and Diagnostics Division and several positions including business unit Controller for McKesson Corporation. Mr. Narido started his career with PricewaterhouseCoopers’s Financial Audit and Assurance practice. Mr. Narido holds a Bachelor of Science degree from University of San Francisco and a Master of Science degree from Pepperdine Graziadio Business School.

There are no arrangements between Mr. Narido and any other persons pursuant to which he was appointed to serve as our interim Chief Financial Officer. There are no family relationships between Mr. Narido and any director or executive officer of our company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Items 5.02(b) and (c) of Form 8-K.

Departure of Board Member and Chief Technology Officer

On November 14, 2022, Debkishore Mitra, Ph.D., a member of our board of directors and our Chief Technology Officer, notified us of his decision to resign from both positions, effective November 18, 2022. Dr. Mitra’s resignation is not the result of any disagreement with our policies, practices or procedures. We expect Dr. Mitra will remain as a consultant to our company.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 5.02(b) of Form 8-K.

Reduction in Force

On November 14, 2022, we notified an additional 97 employees of a reduction in force, representing approximately 43.0% of our workforce. We expect that this reduction in force will be completed by January 15, 2023. This action is part of our initiative to re-balance our cost structure.

We do not expect to incur material charges in connection with this reduction in force. This reduction in force is expected to result in approximately $18.1 million of annualized cost savings. We may incur additional expenses not currently contemplated due to events associated with the reduction in force. The annualized cost savings are estimates and subject to a number of assumptions, and actual results may differ materially.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 8.01 of Form 8-K.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Lucira Health, Inc.	8-K	001-39976	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of Lucira Health, Inc.	8-K	001-39976	3.2	February 9, 2021
4.1	Form of common stock certificate.	S-1/A	333-252164	4.1	February 1, 2021
4.2 ¥	Amended and Restated Investor Rights Agreement, dated August 7, 2020, by and among Lucira Health, Inc. and the investors listed on Schedule A thereto.	S-1	333-252164	4.2	January 15, 2021
4.3	Warrant to Purchase Stock, dated February 4, 2022, by and between the Registrant and Silicon Valley Bank.	10-K	001-39976	4.4	March 31, 2022
4.4	Warrant Agreement, dated February 4, 2022, by and between the Registrant and Hercules Capital, Inc.	10-K	001-39976	4.5	March 31, 2022
10.1*	First Amendment to Loan and Security Agreement, dated March 2, 2022, by and between the Registrant, Hercules Capital Inc., and Silicon Valley Bank.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

LUCIRA HEALTH, INC.

Date: November 14, 2022	By:	/s/ Erik T. Engelson
Erik T. Engelson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Daniel George
Daniel George Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)